Form 10-Q
period 1995-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1995-11-13
CIK 790524

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                         ______________________


                              FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended   Sept. 30, 1995
                                 ______________
Commission file number   33-4001
                    _____________


               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
_______________________________________________________________________
          (Exact name of registrant as specified in its charter)


      DELAWARE                                     43-1393535
_______________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)              Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                   63043
_______________________________________________________________________
      (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code (314) 851-2000
                                                  __________________


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                  YES    X     NO
                       _____      _____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 1, 1995:

                COMMON STOCK, $.01 Par Value - 1,000 Shares

                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                   INDEX


                                                              Page
                                                            Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet.........................................3
         Statement of Operations...............................4
         Statement of Changes in Stockholder's Equity..........5
         Statement of Cash Flows...............................6
         Notes to Financial Statements.........................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................8



Part II  OTHER INFORMATION

Item 1.  Exhibits and Reports on Form 8-K......................9

Signatures.....................................................10

               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                             BALANCE SHEET

                              (Unaudited)


                                   September 30,    December 31,
                                           1995           1994


                                 ASSETS

Cash                                  $     33,298   $     19,213
                                      _____________  _____________

  TOTAL ASSETS                        $     33,298   $     19,213
                                       ===========    ===========

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Payable to Edward D. Jones & Co., L.P.$    474,786   $    474,441

Accrued Expenses                             6,500          3,500
                                      _____________  ____________
  TOTAL LIABILITIES                        481,286        477,941
                                      _____________  ____________

Stockholder's Equity:

COMMON STOCK - $.01 par value, 1,000 shares
  authorized, issued and outstanding            10             10

Paid-in-Capital                            300,490        300,490

Retained (deficit)                        (748,488)     (759,228)
                                      _____________  ____________

  TOTAL STOCKHOLDER'S EQUITY              (447,988)     (458,728)
                                      _____________  ____________

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                  $     33,298   $     19,213
                                       ===========    ===========


The accompanying notes are an integral part of these financial statements.

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                         STATEMENT OF OPERATIONS

                                (Unaudited)

                           Three Months Ended    Nine Months Ended

                           Sept. 30,   Sept.30,  Sept.30,  Sept.30,
                             1995      1994      1995      1994

Revenues:

 Residual income            $     -   $29,191   $18,305   $29,191
                            _______   _______   _______   _______

                                  -    29,191    18,305    29,191
                            _______   _______   _______   _______
Expenses:

 Professional fees                -     4,908     7,220     4,908





 Registration, filing and
   other fees                     -     2,549       345     2,889
                            _______   _______   _______   _______

                                  -     7,457     7,565     7,797
                            _______   _______   _______   _______


Income (loss) before
  income taxes                    -    21,734    10,740    21,394

 Provision for (benefit from)
  income taxes                    -         -         -         -
                            _______   _______   _______   _______

Net income (loss)           $     -   $21,734   $10,740   $21,394
                            =======   =======   =======   =======


The accompanying notes are an integral part of these financial statements.

                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                  (Unaudited)


                    Nine Months Ended September 30, 1995 and 1994

                             Common   Paid-In  Retained
                              Stock   Capital (Deficit)     Total

Balance December 31, 1993 $      10 $ 300,490 $(777,622)$(477,122)

Net income                        -         -    21,394    21,394
                          __________ ________ _________ _________

Balance September 30,
   1994                   $      10 $ 300,490 $(756,228)$(455,728)
                           ========  ========  ========  ========


Balance December 31, 1994        10   300,490  (759,228) (458,728)

Net income                $       - $       - $  10,740 $  10,740
                          _________ _________ _________ _________


Balance September 30, 1995$      10 $ 300,490 $(748,488)$(447,988)
                           ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                          STATEMENT OF CASH FLOWS

                               (Unaudited)


                                Nine Months Ended September 30,

                                           1995           1994


CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

Net income                            $     10,740   $  21,394
Adjustments to reconcile net income to
net cash provided by operating activities -
  Increase in payable to Edward D. Jones
  & Co., L.P.                                  345       5,889
Increase (Decrease) in accrued expenses      3,000      (3,000)
                                      _____________  __________

  Net cash provided by
   operating activities                     14,085      24,283
                                      _____________  __________

  Net increase in cash                      14,085      24,283

CASH, beginning of period                   19,213      44,930
                                      _____________  __________

CASH, end of period                   $     33,298   $  69,213
                                      ============    ========


The accompanying notes are an integral part of these financial statements.

                CORNERSTONE MORGAGE INVESTMENT GROUP, INC.

                      NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

BASIS OF PRESENTATION

  The financial information included herein is unaudited.  However,

in the opinion of management, such information includes all

adjustments, consisting solely of normal recurring adjustments which are necessary for a fair presentation of the results of interim operations.  These interim results should be read in connection with the annual statement Form 10-K.

  The results of operations for the three and nine months ended

September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

FUTURE OPERATIONS

  Cornerstone Mortgage Investment Group, Inc. (the "Company" or

"Cornerstone") was incorporated in the state of Delaware on January 9,

1986, as a wholly owned, limited purpose subsidiary of Edward D. Jones

& Co., L.P. ("EDJ"), a Missouri limited partnership.  EDJ organized the Company and currently owns all the issued and outstanding capital stock of the Company.

  Cornerstone was organized for the limited purpose of issuing and selling secured mortgage bonds (the "Bonds"), which are collateralized by Government National Mortgage Association (GNMA), Federal Home Loan

Mortgage Corporation (FHLMC) and Federal National Mortgage Association

(FNMA) Certificates.

  Due to revisions of the Internal Revenue Code enacted, effective

January 1, 1987, Cornerstone no longer issues bonds.  Cornerstone will continue operations until such time as the Bonds previously issued are retired or mature.

                   CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                       MANAGEMENT'S FINANCIAL DISCUSSION


  Residual income of $18,305 and $29,191 was earned during the nine

months ended September 30, 1995 and September 30, 1994.   Residual

income of $0 and $29,191 was earned during the three months ended

September 30, 1995 and 1994.  Residual income for 1995 was earned in the second quarter.  No series were issued during these periods.

  Expenses for the three months ended September 30, 1995 and

September 30, 1994, were $0 and $7,457, respectively, and were for trustee, accounting registration, filing and other fees.  Expenses for the nine months ended September 30, 1995 and 1994, were $7,565 and

$7,797, respectively.  These expenses represented professional,

registration and filing fees.  Expenses for 1995 were incurred in the first and second quarters.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group,

Inc. are $7,716,000 and $7,723,187 as of September 30, 1995.


                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

Item 1:  Legal Proceedings:
         There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Registrant is party.

Item 2.  Changes in Securities:
         No change.

Item 3.  Default upon Senior Securities:
         No default.

Item 4.  Submission of Matters to a Vote of Security Holders:
         Nothing to report.

Item 5.  Other Information:
         Nothing to report.

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

  Exhibit No.         Description of Exhibit
  ___________         ______________________

     4.1 Indenture dated as of June 15, 1986, between the Company and Boatmen's Trust Company of St. Louis, as Trustee, relating to Secured Mortgage Bonds (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-1, as amended, File No. 33-4001).

     4.2 First Supplemental Indenture dated August 28, 1986 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on September 19, 1986).

     4.3 Second Supplemental Indenture dated September 26, 1986 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on October 6, 1986).

     4.4 Third Supplemental Indenture dated October 31, 1986 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed on November 12, 1986).

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended September 30, 1995.

                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                               (Registrant)




/s/John C. Heisler         Chairman of the Board,
   _______________________  Chief Financial Officer,
   John C. Heisler          Chief Accounting Officer
                            and Director              Nov. 5, 1995





/s/Philip R. Schwab        President, Chief Executive
   _______________________  Officer and Director      Nov. 5, 1995
   Philip R. Schwab


                               SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                              (Registrant)




                            Chairman of the Board,
   _______________________   Chief Financial Officer,
   John C. Heisler           Chief Accounting Officer
                             and Director             Nov. 5, 1995





                            President, Chief Executive





   _______________________   Officer and Director     Nov. 5, 1995
   Philip R. Schwab