Form 10-K
period 1995-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1996-03-27
CIK 790524

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                           ___________________

                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995
Commission file number 33-4001


                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
___________________________________________________________________
(Exact name of registrant as specified in its Articles of Incorporation)


      DELAWARE                                 43-1393535
___________________________________________________________________
 (State or other jurisdiction of              (IRS Employer
  incorporation or organization)            Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                       63043
___________________________________________________________________
(Address and principal executive office)           (Zip Code)


Registrant's telephone number, including area code  (314) 515-2000

                                           ________________________

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES   X  NO
                           ____   ____

 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of filing date:

                COMMON STOCK, $.01 Par Value - 1,000 Shares

  The Registrant meets the conditions set forth in General
Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                           TABLE OF CONTENTS

PART I                                                 Page

  Item 1. Business....................................  3

  Item 2. Properties..................................  3

  Item 3. Legal Proceedings...........................  3

  Item 4. Submission of Matters to a Vote of
          Security Holders............................  3

PART II

  Item 5. Market for the Registrant's Common Equity and Related
           Stockholder Matters........................   4

  Item 6. Selected Financial Data.....................   4

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......    4

  Item 8. Financial Statements and Supplementary Data..  6

  Item 9. Change in and Disagreements with Accountants
           on Accounting and Financial Disclosure...... 15

PART III

  Item 10.Directors and Executive Officers of the
          Registrant................................... 16

  Item 11.Executive Compensation....................... 16

  Item 12.Security Ownership of Certain Beneficial
          Owners and Management........................ 16

  Item 13.Certain Relationships and Related
          Transactions................................. 16

PART IV

  Item 14.Exhibits, Financial Statement Schedules and
           Reports on Form 8-K........................   17

SIGNATURES.............................................  19

INDEX TO EXHIBITS......................................  20

                               PART I

Item 1.  BUSINESS

           Cornerstone Mortgage Investment Group, Inc. (the "Company" or "Cornerstone") was incorporated in the state of Delaware on January 9, 1986, as a wholly owned, limited purpose subsidiary of Edward D. Jones & Co., L.P. ("EDJ"), a Missouri limited partnership.

           The Company was organized for the purpose of investing in Certificates to be purchased with the proceeds of Secured Mortgage Bonds collateralized by such Certificates. EDJ organized the Company and currently owns all the issued and outstanding capital stock of the Company. The Company does not intend to engage in any business or investment activities other than issuing and selling Secured Mortgage Bonds and acquiring, owning, holding and assigning Certificates and investing cash balances on an interim basis in high quality, short-term securities some or all of which may be purchased from or through EDJ. Article 3 of the Company's Certificate of Incorporation limits the Company's business and investment activities to the above purposes and to any activities incidental and necessary or convenient for such purposes. Article 7 of the Company's Certificate of Incorporation prohibits the Company, without the consent of the trustee under any indenture pursuant to which Bonds are issued, from (1) dissolving or liquidating, in whole or in part; (2) merging or consolidating with another corporation other than a corporation wholly owned, directly or indirectly, by EDJ or (3) amending Articles 3 or 7 of the Company's Certificate of Incorporation.

           Due to revisions to the Internal Revenue Code, effective January 1, 1987, the Company no longer issues Bonds, but will continue in operation until such time as the Bonds previously issued are retired or mature.

Item 2.  PROPERTIES

           The Company has no physical properties appropriate for description herein.

Item 3.  LEGAL PROCEEDINGS

           The Company is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Omitted pursuant to General Instruction J(2)(c) of Form
10-K.

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          As of filing date, all outstanding shares of the Company's common stock are owned by EDJ and are not traded on any stock exchange or in the over-the-counter market.

Item 6.   SELECTED FINANCIAL DATA

       Omitted pursuant to General Instruction J(2)(a) of Form 10-
       K.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

       1995 VERSUS 1994

          Revenues for the year ended December 31, 1995 were $18,305, a decrease of $10,886 from the prior year. Such amount consists solely of earnings from the Company's residual interest in its three series of Secured Mortgage Bonds outstanding.

          Expenses in 1995 decreased by $3,232 to $7,565 for the year. The decrease was due to a decline in registration, filing and other fees.

          The result was net income of $10,740.

       1994 VERSUS 1993

          Revenues for the year ended December 31, 1994 were $29,191, a decrease of $17,349 from the prior year. Such amount consists solely of earnings from the Company's residual interest in its three series of Secured Mortgage Bonds outstanding.

          Expenses in 1994 decreased by $5,638 to $10,797 for the year. The decrease was due to a decline in registration, filing and other fees.

          The result was net income of $18,394.

       Liquidity and Capital Adequacy

          Cornerstone currently has a deficit capital balance of $447,988, the majority of which is a result of previous years' management fees charged by EDJ to Cornerstone. Cornerstone relies on EDJ's ability to extend credit and no circumstances currently exist which would adversely affect EDJ's ability to extend credit to Cornerstone. Management fees are no longer being charged by EDJ to Cornerstone.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Cash Flows

          Operating activities provided cash of $14,085 for the year ended December 31, 1995. Cornerstone's cash was derived primarily from net income of $10,740 and increases in accrued expenses.

          Cash decreased $25,717 from December 31, 1993 to December 31, 1994. Cornerstone's cash was derived from net income of $18,394 in 1994 and was used to reduce the intercompany balances with EDJ.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Index to Financial Statements and Supplementary Financial
       Data


                                                     Page No.

  Report of Independent Public
  Accountants.........................................   7

  Balance Sheet as of December 31, 1995 and
  1994................................................   8

  Statement of Operations for the Years Ended December 31,
    1995, 1994 and 1993...............................    9

  Statement of Cash Flows for the Years Ended December 31,
    1995, 1994 and 1993...............................   10

  Statement of Changes in Stockholder's Equity for the
    Years Ended December 31, 1995, 1994 and 1993......   11



  Notes to Financial Statements.......................   12

All schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cornerstone Mortgage Investment Group, Inc.:

We have audited the accompanying balance sheet of Cornerstone Mortgage Investment Group, Inc. (a Delaware corporation and wholly owned subsidiary of Edward D. Jones & Co., L.P.) as of December 31, 1995 and 1994, and the related statements of operations, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP


St. Louis, Missouri,
February 20, 1996

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                             BALANCE SHEET

                    AS OF DECEMBER 31, 1995 AND 1994

                                            1995       1994
                                         __________ __________
ASSETS

CASH                                    $   33,298  $   19,213
                                        __________    ________

   TOTAL ASSETS                         $   33,298  $   19,213
                                        ==========  ==========

                  LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:

PAYABLE TO EDWARD D. JONES & CO., L.P.   $ 474,786  $474,441

ACCRUED EXPENSES                             6,500     3,500
                                         _________ _________

   TOTAL LIABILITIES                     $ 481,286 $ 477,941
                                         _________ _________

STOCKHOLDER'S EQUITY:

COMMON STOCK - $.01 par value, 1,000 shares
   authorized, issued and outstanding           10        10

PAID-IN CAPITAL                            300,490   300,490

RETAINED DEFICIT                          (748,488) (759,228)
                                        __________ __________

     TOTAL STOCKHOLDER'S EQUITY           (447,988) (458,728)
                                        __________ __________

     TOTAL LIABILITIES AND STOCKHOLDER'S
        EQUITY                          $   33,298 $   19,213
                                        ========== ==========

              The accompanying notes are an integral
                part of these financial statements.

           CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                    STATEMENT OF OPERATIONS

       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                              1995      1994     1993
                           _________  ________ __________


REVENUES:

   Residual interest
   in certificates       $   18,305  $   29,191 $  46,540


EXPENSES:

   Registration, filing
   and other fees             7,565      10,797    16,435
                         ___________ ___________ ________

INCOME BEFORE INCOME TAXES   10,740      18,394    30,105
PROVISION FOR INCOME TAXES        -         -         -
                         ___________ ___________ ________

NET INCOME               $   10,740  $   18,394 $  30,105
                         ==========  =========== ========

                 The accompanying notes are an integral
                    part of these financial statements.

            CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                    STATEMENT OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                  1995      1994      1993
                               _________ _________ _________

CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES:

  Net income                  $   10,740  $ 18,394 $  30,105
  Adjustments to reconcile
  net income to net cash provided
  (used) by operating activities -
    Increase (decrease) in payable
    to Edward D. Jones & Co., L.P.   345   (44,111)    3,608
    Increase in accrued expenses   3,000         -     3,500
                               _________ __________ _________

       Net cash provided (used)
         by operating activities  14,085   (25,717)   37,213

CASH, beginning of year           19,213    44,930     7,717
                              __________ __________ __________

CASH, end of year             $   33,298  $ 19,213 $  44,930
                              ==========  ========= ==========
               The accompanying notes are an integral
                 part of these financial statements.

             CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

            STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                         Common  Paid-In   Retained
                         Stock   Capital   Deficit      TOTAL
                        _______ __________ _________   _________


BALANCE, DECEMBER 31,
  1992                 $     10 $  300,490 $ (807,727)  $(507,227)

NET INCOME                    -          -     30,105      30,105
                       ________  _________  _________   _________

BALANCE, DECEMBER 31,
  1993                 $     10 $  300,490 $ (777,622)  $ (477,122)

NET INCOME                    -          -     18,394       18,394
                       ________  _________  _________   _________
BALANCE, DECEMBER 31,
  1994                 $     10 $  300,490 $ (759,228)  $ (458,728)

NET INCOME                    -          -     10,740       10,740
                       _________ __________ _________   _________

BALANCE, DECEMBER 31,
  1995                 $     10 $  300,490 $ (748,488)  $ (447,988)
                       ========= ========== ==========  =========

               The accompanying notes are an integral
                 part of these financial statements.

             CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                    NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995, 1994 AND 1993

1.  GENERAL

Cornerstone Mortgage Investment Group, Inc.  ("Cornerstone") is a

Delaware corporation and a wholly owned subsidiary of Edward D.

Jones & Co., L.P. ("EDJ"), a Missouri limited partnership.

Cornerstone was incorporated on January 9, 1986, for the limited purpose of issuing and selling secured mortgage bonds (the

"Bonds"), which are collateralized by Government National Mortgage

Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC)

and Federal National Mortgage Association (FNMA) Certificates

(collectively the "Certificates").  Due to revisions to the

Internal Revenue Code, effective January 1, 1987, Cornerstone no longer issues Bonds. Cornerstone will continue operations until such time as the Bonds previously issued are retired or mature.

2.  ISSUANCE OF BONDS

In 1986, Cornerstone issued an aggregate principal amount of

$38,875,000 of Secured Mortgage Bonds in Series 1, Series 2 and

Series 3 on a nonrecourse basis.  The present value of the residual interest in the Certificates expected to revert back to

Cornerstone, as of the dates of issuance, was approximately 1.2% of the cost of the Certificates in each Series, which totaled

$35,207,303, and was considered to be a nominal portion of the future economic benefit inherent in the Certificates.

Additionally, no affiliate of Cornerstone is required to make future payments with respect to the Bonds.  Therefore, these transactions have been accounted for as sales, and both the Bonds and Certificates have been eliminated from Cornerstone's balance sheet.

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group,

Inc. are $7,289,000 and $7,299,328, respectively, as of December

31, 1995.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a discussion of the significant accounting

policies of Cornerstone.

Basis of Accounting

Gains and losses associated with the issuance and sale of the Bonds are recognized on a trade date basis.  Registration and offering costs are expensed as incurred.

The financial statements have been prepared under the accrual basis of accounting which requires the use of certain estimates by management in determining the Partnership's assets, liabilities,

revenues and expenses.

Residual Interest

Residual interest in the Certificates pledged as collateral for the

Bonds is recorded as it accrues to the benefit of, and becomes available to, Cornerstone.

4. RELATED PARTIES

The Certificates pledged to secure the Bonds were purchased by

Cornerstone from EDJ in 1986.  EDJ purchased such certificates on the open market and no profit was realized by EDJ on the sales to

Cornerstone.  In addition, EDJ was the sole underwriter for the

Bonds.

5. INCOME TAXES

Cornerstone provides income taxes currently for all items included in the statement of operations.  The differences in the recognition of revenues and expenses for tax and financial reporting purposes are due to the Bonds and Certificates not being eliminated from

Cornerstone's financial statements for tax purposes.

Effective January 1, 1993, Cornerstone adopted the provisions of

Statement of Financial Accounting Standards No. 109 "Accounting

for Income Taxes", which requires the use of an asset and

liability approach for financial accounting and reporting for income taxes, through restatement of prior period financial

statements.  There was no net impact on prior period retained earnings.  During 1995, 1994 and 1993, Cornerstone utilized $3,652,

$6,254 and $10,236, respectively, of its net operating loss

carryforward.  As of December 31, 1995, the deferred tax asset of approximately $121,000 related to the remaining net operating loss carryforward was completely offset with a valuation allowance.  The remaining net operating loss carryforwards expire through 2004 and

2005.

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There was no change of accountants or disagreement with

accountants on any  matter of  accounting principles or financial disclosure.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Omitted pursuant to General Instruction J(2)(c) of Form 10-
       K.

Item 11.  EXECUTIVE COMPENSATION

       Omitted pursuant to General Instruction J(2)(c) of Form 10-
       K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

       Omitted pursuant to General Instruction J(2)(c) of Form 10-
       K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to General Instruction J(2)(c) of Form
       10-K.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  a.  The following documents are filed as part of this report:

      1.  Financial Statements:

          Report of Independent Public Accountants

          Balance Sheet as of December 31, 1995 and 1994

          Statement of Operations For the Years Ended December 31,
               1995, 1994 and 1993

          Statement of Cash Flows For the Years Ended December 31,
               1995, 1994 and 1993

          Statement of Changes in Stockholder's Equity For the
               Years Ended December  31, 1995, 1994 and 1993

          Notes to Financial Statements

      2.  Financial Statement Schedules:

             All schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

      3.  Exhibits:

             Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to Registration Statement on Form S-1, as amended, File No. 33-4001).

             Bylaws of the Company as amended (incorporated by reference to Exhibit 3(b) to Registration Statement on Form S-1, as amended, File No. 33-4001).

             Form of Management Contract between the Company and Edward D. Jones & Co. (incorporated by reference to
          Exhibit 10(a) to Registration Statement on Form S-1, as amended, File No. 33-4001).

             Indenture dated as of June 15, 1986 between the Company and Boatmen's Trust Company of St. Louis, as
          Trustee, relating to Secured Mortgage Bonds (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-1, as amended, File No. 33-4001).

             First Supplemental Indenture dated August 28, 1986
          (incorporated by reference to Exhibit 1 to the Current
          Report on Form 8-K, filed on September 19, 1986).

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

             Second Supplemental Indenture dated September 26, 1986 (incorporated by reference to Exhibit 1 to the Current
          Report on Form 8-K, filed on October 6, 1986).

             Third Supplemental Indenture dated October 31, 1986
          (incorporated by reference to Exhibit 1 to the Current
          Report on Form 8-K, filed on November 12, 1986).

  b. No reports on Form 8-K were filed in the fourth quarter of 1995.

  c.  Exhibits filed as part of this report are included in Item
          (14) (a)(3) above.

  d. Financial Statement Schedules required by Regulations S-X are included as described in Part II Item 8 above.

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1996.

             CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                            (Registrant)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Heisler         Chairman of the Board,
John C. Heisler            Chief Financial Officer,
                           Chief Accounting
                           Officer and Director   March 29, 1996

/s/ Philip R. Schwab        President, Chief
Philip R. Schwab           Executive Officer
                           and Director           March 29, 1996

/s/ John Beuerlein         Secretary and Director March 29, 1996
John Beuerlein

                            INDEX TO EXHIBITS


Exhibit
Number             Description of Exhibit              Page

 3.1           Certificate of Incorporation of the
               Company, as amended (incorporated by
               reference to Exhibit 3(a) to Registration
               Statement on Form S-1, as amended,
               File No. 33-4001)......................    *

 3.2           Bylaws of the Company as amended
               (incorporated by reference to Exhibit 3(b)
               to Registration Statement on
               Form S-1, as amended, File No. 33-4001).   *

 4.1           Indenture dated as of June 15, 1986,
               between the Company and Boatmen's Trust
               Company of St. Louis, as Trustee, relating
               to Secured Mortgage Bonds (incorporated
               by reference to Exhibit 4(a) to Registration
               Statement on Form S-1, as amended,
               File No. 33-4001).....................     *

 4.2           First Supplemental Indenture dated
               August 28, 1986 (incorporated by reference
               to Exhibit 1 to the Current Report on Form
               8-K filed on September 19, 1986)........   *

 4.3           Second Supplemental Indenture dated
               September 26, 1986 (incorporated by
               reference to Exhibit 1 to the
               Current Report on Form 8-K, filed on
               October 6, 1986).........................    *

 4.4           Third Supplemental Indenture dated
               October 31, 1986 (incorporated by reference
               to Exhibit 1 to the Current Report on Form
               8-K filed on November 12, 1986)...........   *

10.1           Form of Management Contract between the
               Company and Edward D. Jones & Co.
               (incorporated by reference to
               Exhibit 10(a) to Registration Statement
               on Form S-1, as amended, File No. 33-4001). *
______________________

*Incorporated by reference

                               SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1996.

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                               (Registrant)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
________________________ Chairman of the Board,
John C. Heisler            Chief Financial Officer,
                           Chief Accounting
                           Officer and Director   March 29, 1996

________________________ President, Chief
Philip R. Schwab           Executive Officer
                           and Director           March 29, 1996

________________________ Secretary and Director   March 29, 1996
John Beuerlein