Form 10-Q
period 1996-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1996-05-10
CIK 790524

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                           ______________________


                                FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1996
                               ______________

Commission file number   33-4001
                         _______



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

Registrant's telephone number, including area code (314) 515-2000
                                                  __________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                           YES   X        NO
                                                ____         ____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, April 29, 1996:

              COMMON STOCK, $.01 Par Value - 1,000 Shares

              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                 INDEX


                                                              Page
                                                            Number
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheet .........................................3
        Statement of Operations ...............................4
        Statement of Changes in Stockholder's Equity ..........5
        Statement of Changes in Financial Position ............6
        Notes to Financial Statements .........................7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...................8

Part II. OTHER INFORMATION.....................................9

SIGNATURES.....................................................10

              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                             BALANCE SHEET

                              (Unaudited)


                                       March 31,      December 31,
                                           1996           1995

ASSETS

Cash                                  $   33,298      $   33,298
                                      _____________  _____________

  Total Assets                        $   33,298      $   33,298
                                      =============  =============

                    LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Payable to Edward D. Jones & Co., L.P.$  474,836      $  474,786

Accrued Expenses                           6,500           6,500
                                      _____________  _____________

  Total Liabilities                      481,336         481,286
                                      _____________  _____________

Stockholder's Equity:

COMMON STOCK - $.01 par value,
  1,000 shares authorized, issued
  and outstanding                             10              10

Paid-in-Capital                          300,490         300,490

Retained deficit                        (748,538)       (748,488)
                                      _____________  _____________

  Total Stockholder's Equity            (448,038)       (447,988)
                                      _____________  _____________

Total Liabilities and
  Stockholder's Equity                $   33,298      $    33,298
                                      =============  =============

The accompanying notes are an integral part of these financial statements.

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                         STATEMENT OF OPERATIONS

                               (Unaudited)

                                             Three Months Ended

                                         March 31,       March 31,
                                            1996           1995

Revenues:                             $          -   $           -
                                      ______________    ______________
Expenses:

  Registration, filing and other fees           50             300
                                      ______________    ______________

                                                50             300
                                      ______________    ______________


Loss before income taxes                       (50)           (300)

  Provision for (benefit from) income
     taxes                                       -               -
                                      ______________    ______________

Net loss                              $        (50)  $        (300)
                                      ==============    =============
The accompanying notes are an integral part of these financial statements.

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

               STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                             (Unaudited)


                             Three Months Ended March 31, 1996 and 1995

                             Common   Paid-In  Retained
                              Stock   Capital (Deficit)          Total

Balance, December 31, 1994$      10 $ 300,490 $(759,228) $     (458,728)

Net loss                          -         -      (300)           (300)
                          __________          __________      __________

Balance, March 31, 1995   $      10 $ 300,490 $(759,528) $     (459,028)
                           ========  ========  ========       ========

Balance December 31, 1995 $      10 $ 300,490 $(748,488) $     (447,988)

Net loss                          -         -       (50)            (50)
                          __________          __________      __________

Balance March 31, 1996    $      10 $ 300,490 $(748,538) $     (448,038)
                           ========  ========  ========       ========

The accompanying notes are an integral part of these financial statements.

             CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

             STATEMENT OF CHANGES IN FINANCIAL POSITION

                            (Unaudited)

                                       Three Months Ended March 31,
                                           1996           1995
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

Net loss                              $        (50)  $     (300)
Adjustments to reconcile net income
to net cash provided by operating
activities -
  Increase in payable to Edward D. Jones
  & Co., L.P.                                   50          300
                                      _____________  _____________

  Net cash provided (used) by
  operating activities                           -            -
                                      _____________  _____________

  Net increase (decrease) in cash                -            -

CASH, beginning of period                   33,298       19,213
                                      _____________  _____________

CASH, end of period                   $     33,298   $   19,213
                                      ============   =============

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

  The results of operations for the three months ended March 31,

1996, are not necessarily indicative of the results to be expected for the full year.

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

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                     MANAGEMENT'S NARRATIVE ANALYSIS

  As no series were issued or residual income received during the three months ended March 31, 1996 or 1995, no revenues were recognized during these periods.

  Expenses for the three months ended March 31, 1996 and March 31,

1995, were $50 and $300, respectively, and were for registration,

filing and other fees.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group,

Inc. are $6,885,000 and $6,898,184 as of March 31, 1996.

              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

Item 1:Legal Proceedings:
       There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Registrant is party.

Item 2.Changes in Securities:
       No change.

Item 3.Default upon Senior Securities:
       No default.

Item 4.Submission of Matters to a Vote of Security Holders:
       Nothing to report.

Item 5.Other Information:
       Nothing to report.

Item 6:Exhibits and Reports on Form 8-K

  (a) Exhibits

  Exhibit No.         Description of Exhibit
  _________           __________________

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

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended March 31, 1996.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                              (Registrant)

/s/John C. Heisler       Chairman of the Board,
   ____________________   Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director                    May 10, 1996

/s/Philip R. Schwab      President, Chief Executive
   ____________________   Officer and Director            May 10, 1996
   Philip R. Schwab

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                             (Registrant)

                         Chairman of the Board,
   ___________________    Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director                    May 10, 1996

                         President, Chief Executive
   ___________________    Officer and Director            May 10, 1996
   Philip R. Schwab