Form 10-Q
period 1996-06-30
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1996-08-07
CIK 790524

                          Washington, D.C.  20549
                           ______________________

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                                 _____________
Commission file number   33-4001
		                     __________

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
________________________________________________________________________
         (Exact name of registrant as specified in its charter)

DELAWARE	                                                   43-1393535
_______________________________________________________________________
(State or other jurisdiction of                     IRS Employer
incorporation or organization)	                     Identification No.)

201 Progress Parkway
Maryland Heights, Missouri	                                   63043
________________________________________________________________________
(Address of principal executive offices)	                    (Zip Code)

Registrant's telephone number, including area code	     (314) 515-2000
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

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 5, 1996:

               COMMON STOCK, $.01 Par Value - 1,000 Shares

               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                 INDEX

                                                           Page
                                                         Number
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	     Balance Sheet......................................    3
	     Statement of Operations............................    4
	     Statement of Changes in Stockholder's Equity.......    5
	     Statement of Cash Flows............................    6
	     Notes to Financial Statements......................    7

Item 2.	Management's Discussion and Analysis of Financial
	       Condition and Results of Operations................  8

Part II.	OTHER INFORMATION.................................. 9

Signatures................................................. 10

              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                            BALANCE SHEET

                             (Unaudited)

                                              June 30,    December 31,
                                                1996          1995

                                ASSETS

Cash	                                         $43,549	    $33,298
             			                           ___________	  __________

TOTAL ASSETS	                                 $43,549	    $33,298
			                                        ===========	  ==========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Payable to Edward D. Jones & Co., L.P.	      $475,131	   $474,786

Accrued Expenses		                              6,500	    	 6,500
			                                         __________	 __________
	TOTAL LIABILITIES		                          481,631	    481,286
              			                           __________	 __________

Stockholder's Equity:

COMMON STOCK - $.01 par value, 1,000 shares
	authorized, issued and outstanding		              10     		   10

Paid-in-Capital		                             300,490 	   300,490

Retained deficit		                           (738,582)	  (748,488)
               			                          ___________	__________

	TOTAL STOCKHOLDER'S EQUITY             		   (438,082)	  (447,988)
			                                         ___________	__________

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY	                         $43,549	    $33,298
               			                          ===========	==========

    The accompanying notes are an integral part of these financial statements.

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                       STATEMENT OF OPERATIONS

                             (Unaudited)

		                     Three Months Ended      Six Months Ended
		                    June 30,   June 30,    June 30,  June 30,
		                      1996	     1995	       1996	      1995
Revenues:

	Residual income	    $13,866	   $18,305	    $13,866	    $18,305
 		                 _________  _________	   _______	    _______

   			                13,866	    18,305	     13,866	     18,305
		                  _________  _________	  ________	    _______
	Expenses:

	  Professional fees		 3,615	     7,220	      3,615	      7,220
   Registration, filing
    and other fees		     295		       45 	       345		       345
  		                _________  _________	  ________	    _______

    			                3,910       7,265	     3,960	      7,565
		                  __________ _________	  ________	    _______

Income (loss) before
 income taxes 	        9,956		    11,040	     9,906	     10,740

Provision for
 (benefit from)
  income taxes		           -		         -		        -		         -
		                  __________ _________	  ________	   _______
Net income (loss)	    $9,956 	   $11,040	    $9,906	    $10,740
		                  ========== =========	  ========	   =======

The accompanying notes are an integral part of these financial statements.

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

               STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                              (Unaudited)

	                     Six Months Ended June 30,1996 and 1995

	                          Common	   Paid-In	   Retained
	                           Stock    Capital	   (Deficit)	    Total

Balance December 31, 1994	    $10   $300,490   $(759,228)	 $(458,728)

Net income		                    -        		-	     10,740	     10,740
         			            __________ __________ __________   __________

Balance June 30, 1995	        $10   $300,490   $(748,488)	 $(447,988)
         			            ========== ========== ==========   ==========

Balance December 31, 1995	    $10   $300,490   $(748,488)	 $(447,988)

Net loss		                      -	        	-	      9,906	      9,906
         			            __________ __________ __________   __________

Balance June 30, 1996	        $10   $300,490   $(738,582)	 $(438,082)
			                     ========== ========== ==========   ==========

The accompanying notes are an integral part of these financial statements.

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                         STATEMENT OF CASH FLOWS

                              (Unaudited)

	                                     Six Months Ended June 30,
	                                         1996	           1995
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

Net income (loss)	                      $	9,906 	      	10,740
Adjustments to reconcile net income to net
cash provided by operating activities -
	Increase in accrued residual receivable	    -		        (1,745)
Increase in payable to Edward D. Jones
	& Co., L.P.		                             345		           345
Increase in accrued expenses		               -           3,00
			                                   __________	     __________
Net cash provided by operating
activities		                             10,251		       12,340
        			                           __________      __________

	Net increase in cash		                       -	       	12,340

CASH, beginning of period		              33,298       		19,213
			                                   __________	     __________

CASH, end of period	                  $ 43,549	      $  31,553
     		                               ==========		    ==========

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

The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                     MANAGEMENT'S FINANCIAL DISCUSSION

Residual income of $13,866 and $18,305 were earned during the three and six months ended June 30, 1996 and June 30, 1995. No series were issued during these periods.

Expenses for the three months ended June 30, 1996 and June 30, 1995, were $3,910 and $7,265, respectively, and were for trustee, accounting registration, filing and other fees. Expenses for the six months ended June 30, 1996 and 1995, were $3,960 and $7,565, respectively. These expenses represented professional, registration and filing fees.

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group, Inc. are $6,748,000 and $6,751,991 as of June 30, 1996.

              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

Item 1:	Legal Proceedings:
       	There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Registrant is party.

Item 2.	Changes in Securities:
       	No change.

Item 3.	Default upon Senior Securities:
       	No default.

Item 4.	Submission of Matters to a Vote of Security Holders:
       	Nothing to report.

Item 5.	Other Information:
       	Nothing to report.

Item 6:	Exhibits and Reports on Form 8-K
      	(a) Exhibits

Exhibit No.            Description of Exhibit
_________              ______________________

4.1	                   Indenture dated as of June 15, 1986,between the
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

(b) Reports on Form 8-K

No reports were filed on Form 8-K for the quarter ended June 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                          (Registrant)

/s/ John C. Heisler	          Chairman of the Board,
_______________________		      Chief Financial Officer,
John C. Heisler		              Chief Accounting Officer
                               and Director      	           August 7, 1996

/s/ Philip R. Schwab	         President, Chief Executive
_______________________	       Officer and Director	         August 7, 1996
Philip R. Schwab

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                            (Registrant)

                          	Chairman of the Board,
_______________________		   Chief Financial Officer,
John C. Heisler		           Chief Accounting Officer
                            and Director	                    August 7, 1996


                         	President, Chief Executive
_______________________		   Officer and Director	            August 7, 1996
Philip R. Schwab