Form 10-Q
period 1996-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1996-11-07
CIK 790524

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                         ______________________

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept. 30, 1996
                               ______________
Commission file number   33-4001
                       _____________

            CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
       (Exact name of registrant as specified in its charter)

      DELAWARE                                     43-1393535
______________________________________________________________________
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

201 Progress Parkway
Maryland Heights, Missouri                         63043
______________________________________________________________________
(Address of principal executive offices)          (Zip Code)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 1, 1996:
              COMMON STOCK, $.01 Par Value - 1,000 Shares

              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                INDEX

                                                              Page
                                                            Number
Part I.FINANCIAL INFORMATION

Item 1.Financial Statements

      Balance Sheet ...........................................3
      Statement of Operations .................................4
      Statement of Changes in Stockholder's Equity ............5
      Statement of Cash Flows .................................6
      Notes to Financial Statements ...........................7

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................8

Part II.OTHER INFORMATION

Item 1.Exhibits and Reports on Form 8-K........................9

Signatures.....................................................10

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                            BALANCE SHEET

                             (Unaudited)


                                   September 30,    December 31,
                                       1996             1995

                           ASSETS

Cash                                  $     43,762   $   33,298
                                       ___________   ___________

  TOTAL ASSETS                        $     43,762   $   33,298
                                       ===========   ===========

             LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Payable to Edward D. Jones & Co., L.P.$    478,356   $   474,786

Accrued Expenses                             3,500         6,500
                                      _____________  ___________

  TOTAL LIABILITIES                        481,856       481,286
                                      _____________  ___________

Stockholder's Equity:

COMMON STOCK - $.01 par value, 1,000 shares
  authorized, issued and outstanding            10            10

Paid-in-Capital                            300,490       300,490

Retained (deficit)                        (738,594)     (748,488)
                                      _____________  ___________

  TOTAL STOCKHOLDER'S EQUITY              (438,094)     (447,988)
                                      _____________  ___________

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                  $     43,762   $    33,298
                                       ===========   ===========
The accompanying notes are an integral part of these financial statements.

             CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                     STATEMENT OF OPERATIONS

                            (Unaudited)

                           Three Months Ended     Nine Months Ended
                             September 30,          September 30,
                            1996      1995         1996      1995

Revenues:

 Residual income            $   213   $     -   $14,079   $ 18,305
                            _______   _______   _______    _______

                                  -         -    14,079     18,305
                            _______   _______   _______    _______

Expenses:

 Professional fees                -         -     3,615      7,220

 Registration, filing and
  other fees                    225         -       570        345
                            _______   _______   _______    _______


                                  -         -     4,185      7,565
                            _______   _______   _______    _______

Income (loss) before income
taxes                           (12)        -     9,894     10,740

 Provision for (benefit from)
income taxes                      -         -         -          -
                            _______   _______   _______    _______

Net income (loss)           $   (12)  $     -   $ 9,894   $ 10,740
                             ======    ======    ======     ======

The accompanying notes are an integral part of these financial statements.

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

               STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                              (Unaudited)


                       Nine Months Ended September 30, 1996 and 1995
                             Common   Paid-In  Retained
                              Stock   Capital  (Deficit)     Total

Balance December 31, 1994        10   300,490  (759,228)  (458,728)

Net income                $       - $       - $  10,740 $   10,740
                          _________ _________ _________  _________


Balance September 30, 1995$      10 $ 300,490 $(748,488)$ (447,988)
                           ========  ========  ========   ========



Balance December 31, 1995 $      10 $ 300,490 $(748,488)$ (477,988)

Net income                        -         -     9,894      9,894
                          _________ _________ __________ _________

Balance September 30, 1996$      10 $ 300,490 $(738,594)$ (438,094)
                           ========  ========  ========   ========

The accompanying notes are an integral part of these financial statements.

             CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                      STATEMENT OF CASH FLOWS

                              (Unaudited)


                                            Nine Months Ended
                                               September 30
                                           1996           1995
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

Net income                                $9,894        $10,740
Adjustments to reconcile net income to net
cash provided by operating activities -
  Increase in payable to Edward D. Jones
  & Co., L.P.                              3,570            345
Increase (Decrease) in accrued expenses   (3,000)         3,000
                                      _____________ _____________
  Net cash provided by operating
  activities                              10,464         14,085
                                      _____________ _____________

  Net increase in cash                    10,464         14,085

CASH, beginning of period                 33,298         19,213
                                      _____________ _____________

CASH, end of period                      $43,762        $33,298
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

  The results of operations for the three and nine months ended

September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

                    CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                       MANAGEMENT'S FINANCIAL DISCUSSION

  Residual income of $14,079 and $18,305 was earned during the nine

months ended September 30, 1996 and September 30, 1995.   Residual

income of $213 and $0 was earned during the three months ended

September 30, 1996 and 1995.  No series were issued during these periods.

  Expenses for the three months ended September 30, 1996 and

September 30, 1995, were $225 and $0, respectively, and were for trustee, accounting registration, filing and other fees.  Expenses for the nine months ended September 30, 1996 and 1995, were $4,185 and

$7,565, respectively.  These expenses represented professional,

registration and filing fees.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group,

Inc. are $6,600,000 and $6,606,175 as of September 30, 1996.

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


               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                              (Registrant)

/s/John C. Heisler       Chairman of the Board,
   ___________________    Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director              November 7, 1996

/s/Philip R. Schwab      President, Chief Executive
   ___________________    Officer and Director      November 7, 1996
   Philip R. Schwab

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                             (Registrant)

                         Chairman of the Board,
   ____________________   Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director             November 7, 1996


                         President, Chief Executive
   ____________________   Officer and Director     November 7, 1996
   Philip R. Schwab