Form 10-K
period 1996-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1997-03-26
CIK 790524

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ___________________

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended
December 31, 1996                 Commission file number 33-4001

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
_______________________________________________________________________
(Exact name of registrant as specified in its Articles of Incorporation)


             DELAWARE                     43-1393535
____________________________________________________________________
 (State or other jurisdiction of          (IRS Employer
  incorporation or organization)           Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                          63043
____________________________________________________________________
(Address and principal executive office)      (Zip Code)

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

               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                          TABLE OF CONTENTS

PART I                                                 Page

  Item 1. Business...............................         3

  Item 2. Properties.............................         3

  Item 3. Legal Proceedings......................         3

  Item 4. Submission of Matters to a Vote of
           Security Holders......................         3

PART II

  Item 5. Market for the Registrant's Common Equity
           and Related Stockholder Matters.......         4

  Item 6. Selected Financial Data................         4

  Item 7. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations............................         4

  Item 8. Financial Statements and Supplementary
           Data..................................         6

  Item 9. Change in and Disagreements with Accountants
           on Accounting and Financial Disclosure....    15

PART III

  Item 10.Directors and Executive Officers of the
           Registrant.................................   16

  Item 11.Executive Compensation.....................   16

  Item 12.Security Ownership of Certain Beneficial Owners and
           Management................................   16

  Item 13.Certain Relationships and Related
          Transactions...............................   16

PART IV

  Item 14.Exhibits, Financial Statement Schedules and
          Reports on Form 8-K........................   17

SIGNATURES...........................................   19

INDEX TO EXHIBITS....................................   20

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

Item 6.   SELECTED FINANCIAL DATA

       Omitted pursuant to General Instruction J(2)(a) of Form 10-
       K.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                               1996 VERSUS 1995

          Revenues for the year ended December 31, 1996 were $14,079, a decrease of $4,226 from the prior year. Such amount consists solely of earnings from the Company's residual interest in its three series of Secured Mortgage Bonds outstanding.

          Expenses in 1996 decreased by $3,380 to $4,185 for the year. The decrease was due to a decline in trustee fees. These fees will continue to decrease as the securities principal balances of the Secured Mortgage Bonds decrease.

          The result was net income of $9,894.

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

          The result was net income of $10,740.

       Liquidity and Capital Adequacy

          Cornerstone currently has a deficit capital balance of $438,094, the majority of which is a result of previous years' management fees charged by EDJ to Cornerstone.

       Cornerstone relies on EDJ's ability to extend credit, and no circumstances currently exist which would adversely affect EDJ's ability to extend credit to Cornerstone. Management fees are no longer being charged by EDJ to Cornerstone.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Cash Flows

          Operating activities provided cash of $10,464 for the year ended December 31, 1996. Cornerstone's cash was derived primarily from net income of $9,894 and an increase in the payable to Edward D. Jones & Co., L.P.

          Cash increased $14,085 from December 31, 1994 to December 31, 1995. Cornerstone's cash was derived from net income of $10,740 in 1995 and an increase in accrued expenses.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Index to Financial Statements and Supplementary Financial
Data


                                                     Page No.

  Report of Independent Public Accountants.......         7

  Balance Sheet as of December 31, 1996 and 1995..        8

  Statement of Operations for the Years Ended December 31,
    1996, 1995 and 1994...........................        9

  Statement of Cash Flows for the Years Ended December 31,
    1996, 1995 and 1994...........................        10

  Statement of Changes in Stockholder's Equity for the
    Years Ended December 31, 1996, 1995 and 1994...       11

  Notes to Financial Statements....................       12

All schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cornerstone Mortgage Investment Group, Inc.:

We have audited the accompanying balance sheet of Cornerstone Mortgage Investment Group, Inc. (a Delaware corporation and wholly owned subsidiary of Edward D. Jones & Co., L.P.) as of December 31, 1996 and 1995, and the related statements of operations, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                               ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 21, 1997

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                              BALANCE SHEET

                    AS OF DECEMBER 31, 1996 AND 1995


                                            1996       1995
                                         __________ __________

                           ASSETS

CASH                                    $   43,762  $   33,298
                                        __________  __________

   TOTAL ASSETS                         $   43,762  $   33,298
                                        ==========  ==========

             LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:

PAYABLE TO EDWARD D. JONES & CO., L.P.  $  478,356   $ 474,786

ACCRUED EXPENSES                             3,500       6,500
                                         _________   _________

   TOTAL LIABILITIES                     $ 481,856   $ 481,286
                                         _________   _________

STOCKHOLDER'S EQUITY:

COMMON STOCK - $.01 par value, 1,000 shares
   authorized, issued and outstanding           10          10
PAID-IN CAPITAL                            300,490     300,490
RETAINED DEFICIT                          (738,594)   (748,488)
                                        __________  __________

     TOTAL STOCKHOLDER'S EQUITY           (438,094)   (447,988)
                                        __________  __________
     TOTAL LIABILITIES AND STOCKHOLDER'S
        EQUITY                          $   43,762  $   33,298
                                        ==========  ==========

                  The accompanying notes are an integral
                    part of these financial statements.

           CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                     STATEMENT OF OPERATIONS

       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                              1996      1995      1994
                           _________  _________ _________

REVENUES:

   Residual interest
     in certificates       $  14,079  $  18,305  $  29,191

EXPENSES:

   Registration, filing and
     other fees                4,185      7,565     10,797
                            ________   ________    _______

INCOME BEFORE INCOME TAXES     9,894     10,740     18,394

PROVISION FOR INCOME TAXES         -          -          -
                            ________   ________    _______

NET INCOME                 $   9,894   $ 10,740   $ 18,394
                         ==============================

                The accompanying notes are an integral
                  part of these financial statements.

             CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                      STATEMENT OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                  1996      1995      1994
                               _________ _________ _________

CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES:

  Net income                  $    9,894  $ 10,740  $ 18,394
  Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities -
    Increase (decrease) in payable
    to Edward D. Jones & Co., L.P. 3,570       345   (44,111)
    (Decrease) increase in
      accrued expenses            (3,000)    3,000         -
                               _________ __________ _________

       Net cash provided (used)
         by operating activities  10,464    14,085   (25,717)

CASH, beginning of year           33,298    19,213    44,930
                               __________ __________ _________

CASH, end of year             $   43,762  $ 33,298  $ 19,213
                               ========== ========== =========

               The accompanying notes are an integral
                 part of these financial statements.

            CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

           STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                         Common  Paid-In   Retained
                         Stock   Capital   Deficit    TOTAL
                        ________ _________ _________ _________

BALANCE, DECEMBER 31, 1993  $ 10 $ 300,490 $(777,622) $(477,122)

NET INCOME                     -         -    18,394     18,394
                        ________ _________ _________ _________

BALANCE, DECEMBER 31, 1994  $ 10 $ 300,490 $(759,228) $(458,728)

NET INCOME                     -         -    10,740     10,740
                        ________ __________ _________ _________

BALANCE, DECEMBER 31, 1995  $ 10 $ 300,490 $(748,488) $(447,988)

NET INCOME                     -         -     9,894      9,894
                        ________ ___________ ________  ________

BALANCE, DECEMBER 31, 1996  $ 10  $300,490 $(738,594) $(438,094)
                        ======== =========== ========  ========

                 The accompanying notes are an integral
                   part of these financial statements.

             CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                     NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995 AND 1994

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

Inc. are $6,296,000 and $6,304,608, respectively, as of December

31, 1996.

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

During 1996, 1995 and 1994, Cornerstone utilized $9,894, $3,652 and

$6,254, respectively, of its net operating loss carryforward.  As of December 31, 1996, the deferred tax asset of approximately

$123,000 related to the remaining net operating loss carryforward was completely offset with a valuation allowance.  The remaining net operating loss carryforwards expire through 2004 and 2005.

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

       Omitted pursuant to General Instruction J(2)(c) of Form 10-
       K.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

a.  The following documents are filed as part of this report:

1.  Financial Statements:

Report of Independent Public Accountants

Balance Sheet as of December 31, 1996 and 1995

Statement of Operations For the Years Ended December 31, 1996, 1995
and 1994

Statement of Cash Flows For the Years Ended December 31, 1996, 1995
and 1994

Statement of Changes in Stockholder's Equity For the Years Ended
December  31, 1996, 1995 and 1994

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

  b. No reports on Form 8-K were filed in the fourth quarter of 1996.

  c.      Exhibits filed as part of this report are included in Item
          (14) (a)(3) above.

  d. Financial Statement Schedules required by Regulations S-X are included as described in Part II Item 8 above.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1997.

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                                 (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Heisler        Chairman of the Board,
John C. Heisler            Chief Financial Officer,
                           Chief Accounting
                           Officer and Director   March 26, 1997

/s/ Philip R. Schwab       President, Chief
Philip R. Schwab           Executive Officer
                           and Director           March 26, 1997

/s/ John Beuerlein         Secretary and Director March 26,1997
John Beuerlein

                            INDEX TO EXHIBITS

Exhibit
Number             Description of Exhibit              Page

 3.1           Certificate of Incorporation of the
               Company, as amended (incorporated by
               reference to Exhibit 3(a) to Registration
               Statement on Form S-1, as amended, File No.
               33-4001)...............................     *

 3.2           Bylaws of the Company as amended
               (incorporated by reference to Exhibit
               3(b) to Registration Statement on
               Form S-1, as amended, File No. 33-4001)..   *

 4.1           Indenture dated as of June 15, 1986,
               between the Company and Boatmen's
               Trust Company of St. Louis,as Trustee,
               relating to Secured Mortgage Bonds
               (incorporated by reference to Exhibit 4(a)
               to Registration Statement on Form S-1,
               as amended, File No. 33-4001)............  *

 4.2           First Supplemental Indenture dated August
               28, 1986 (incorporated by reference to
               Exhibit 1 to the Current Report on Form 8-K
               filed on September 19, 1986)........      *

 4.3           Second Supplemental Indenture dated
               September 26, 1986 (incorporated by
               reference to Exhibit 1 to the Current
               Report on Form 8-K, filed on October 6,
               1986)...............................       *

 4.4           Third Supplemental Indenture dated
               October 31, 1986 (incorporated by
               reference to Exhibit 1 to the Current
               Report on Form 8-K filed on
               November 12, 1986)........               *

10.1           Form of Management Contract between
               the Company and Edward D. Jones & Co.
               (incorporated by reference to Exhibit
               10(a) to Registration Statement on
               Form S-1,as amended, File No. 33-4001)...   *

______________________

*Incorporated by reference

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1997.

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                                 (Registrant)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


________________________ Chairman of the Board,
John C. Heisler            Chief Financial Officer,
                           Chief Accounting
                           Officer and Director   March 26, 1997

________________________ President, Chief
Philip R. Schwab           Executive Officer
                           and Director           March 26, 1997

________________________ Secretary and Director   March 26, 1997
John Beuerlein