Form 10-Q
period 1997-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1997-05-08
CIK 790524

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                         ______________________

                               FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

Commission file number   33-4001

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
______________________________________________________________________
          (Exact name of registrant as specified in its charter)

      DELAWARE                                     43-1393535
______________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)              Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                   63043
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

                               YES      X               NO
                                       ____                   ____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, April 30, 1997:

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

Part II.OTHER INFORMATION......................................9

SIGNATURES.....................................................10

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                             BALANCE SHEET

                              (Unaudited)

                                       March 31,     December 31,
                                           1997           1996

                                ASSETS

CASH                                  $     43,762   $  43,762
                                      ____________   __________

  TOTAL ASSETS                        $     43,762   $  43,762
                                      ============   ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

PAYABLE TO EDWARD D. JONES & CO., L.P.$    478,356   $ 478,356

ACCRUED EXPENSES                             3,500       3,500
                                      ____________   _________
  TOTAL LIABILITIES                        481,856     481,856
                                      ____________    ________
Stockholder's Equity:

COMMON STOCK - $.01 par value, 1,000 shares
  authorized, issued and outstanding            10          10

PAID-IN-CAPITAL                            300,490     300,490

RETAINED DEFICIT                          (738,594)   (738,594)
                                      ____________   _________

  TOTAL STOCKHOLDER'S EQUITY              (438,094)   (438,094)
                                      ____________   _________
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                  $     43,762   $  43,762
                                      =============  =========

The accompanying notes are an integral part of these financial statements.

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                        STATEMENT OF OPERATIONS

                              (Unaudited)

                                             Three Months Ended
                                             March 31,    March 31,
                                               1997         1996

REVENUES:

 Residual interest in certificates          $   -        $      -
                                           _______       ________

EXPENSES:

 Registration, filing and other fees            -              50
                                           _______       ________

LOSS BEFORE INCOME TAXES                        -             (50)

 PROVISION FOR (BENEFIT FROM) INCOME
   TAXES                                        -               -
                                          ________       ________

NET LOSS                                    $   -     $       (50)
                                          ========       ========

The accompanying notes are an integral part of these financial statements.

               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

              STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                             (Unaudited)

                          Three Months Ended March 31, 1997 and 1996

                             Common   Paid-In  Retained
                              Stock   Capital   Deficit     Total

BALANCE, DECEMBER 31, 1995$      10 $ 300,490 $(748,488)    $(447,988)

NET LOSS                          -         -       (50)          (50)
                          _________ _________ __________     _________

BALANCE, MARCH 31, 1996   $      10 $ 300,490 $(748,538)   $ (448,038)
                          ========= ========= ==========     =========

BALANCE, DECEMBER 31, 1996$      10 $ 300,490 $(738,594)   $ (438,094)

NET INCOME (LOSS)                 -         -         -          -
                          _________  ________  _________     _________

BALANCE, MARCH 31, 1997   $      10 $ 300,490 $(738,594)   $ (438,094)
                          =========  ========  =========     =========

The accompanying notes are an integral part of these financial statements.

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                        STATEMENT OF CASH FLOWS

                             (Unaudited)

                                      Three Months Ended March 31,
                                           1997           1996


CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

Net loss                              $         -   $        (50)
Adjustments to reconcile net income to net
cash provided by operating activities -
  Increase in payable to Edward D. Jones
  & Co., L.P.                                    -            50
                                      _______________  __________

  Net cash provided (used) by operating
   activities                                    -             -
                                      ______________   __________

  Net increase (decrease) in cash                -             -

CASH, beginning of period                   43,762        33,298
                                      _______________  __________

CASH, end of period                    $    43,762        33,298
                                      ===============  ==========

The accompanying notes are an integral part of these financial statements.

                CORNERSTONE MORGAGE INVESTMENT GROUP, INC.

                       NOTES TO FINANCIAL STATEMENTS

                               (Unaudited)

BASIS OF PRESENTATION

  The financial information included herein is unaudited.  However,

in the opinion of management, such information includes all

adjustments, consisting solely of normal recurring adjustments, which are necessary for a fair presentation of the results of interim operations.  These interim results should be read in connection with the annual Form 10-K.

  The results of operations for the three months ended March 31,

1997, are not necessarily indicative of the results to be expected for the full year.

FUTURE OPERATIONS

  Cornerstone Mortgage Investment Group, Inc. (the "Company" or

"Cornerstone") was incorporated in the state of Delaware on January 9,

1986, as a wholly-owned, limited purpose subsidiary of Edward D. Jones

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

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                     MANAGEMENT'S FINANCIAL DISCUSSION

  No residual interest in certificates was earned during the three months ended March 31, 1997 and March 31, 1996.  No series were issued during these periods.

  Expenses for the three months ended March 31, 1997 and March 31,

1996, were $0 and $50, respectively, and were for registration, filing and other fees.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group,

Inc. are $5,925,000 and $5,935,890 as of March 31, 1997.

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

Item 1:Legal Proceedings:
       There are no pending legal proceedings.

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

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended March 31,

1997.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                             (Registrant)

/s/John C. Heisler       Chairman of the Board,
   ________________       Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director                 May 8, 1997

/s/Philip R. Schwab      President, Chief Executive
   ________________       Officer and Director         May 8, 1997
   Philip R. Schwab

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                             (Registrant)

                         Chairman of the Board,
   _______________        Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director                May 8, 1997

                         President, Chief Executive
   _______________        Officer and Director        May 8, 1997
   Philip R. Schwab