Form 10-Q
period 1997-06-30
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1997-07-22
CIK 790524

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                          ______________________

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                 _____________
Commission file number   33-4001
                         _______

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

                                   YES      X               NO
                                           ____                 ____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, July 18, 1997:

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

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................8

Part II.OTHER INFORMATION......................................9

SIGNATURES....................................................10

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                             BALANCE SHEET

                              (Unaudited)

                                        June 30,    December 31,
                                           1997           1996

                                ASSETS

CASH                                  $   48,727     $  43,762
RECEIVABLES                                3,660            -
                                      __________      ________

  TOTAL ASSETS                        $   52,387     $  43,762
                                      ==========     =========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

PAYABLE TO EDWARD D. JONES & CO., L.P.$  478,504     $ 478,356

ACCRUED EXPENSES                           3,500         3,500
                                       __________    _________
  TOTAL LIABILITIES                      482,004       481,856
                                       __________    _________
Stockholder's Equity:

COMMON STOCK - $.01 par value, 1,000 shares
  authorized, issued and outstanding          10            10

PAID-IN-CAPITAL                          300,490       300,490

RETAINED DEFICIT                        (730,117)     (738,594)
                                       _________     _________

  TOTAL STOCKHOLDER'S EQUITY            (429,617)     (438,094)
                                       __________     _________
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                  $   52,387     $   43,762
                                        =========    ==========
The accompanying notes are an integral part of these financial statements.

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                        STATEMENT OF OPERATIONS

                              (Unaudited)

                        Three Months Ended    Six Months Ended
                       June 30,    June 30,   June 30,  June 30,
                          1997       1996       1997      1996

REVENUES:

 Residual interest
   in certificates         $11,738    $13,866   $11,738   $  13,866
                          _______     _______   _______   _________
EXPENSES:

 Professional fees          3,114       3,615     3,114       3,615
 Registration, filing and
   other fees                 147         295       147         345
                          _______     _______   _______   _________

     TOTAL EXPENSES         3,261       3,910     3,261       3,960

INCOME BEFORE  INCOME TAXES 8,477       9,956     8,477       9,906

 PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                 -           -         -           -
                          ________    _______   _______    ________

NET INCOME                $ 8,477     $ 9,956   $ 8,477   $   9,906
                          ========    =======   =======    ========
The accompanying notes are an integral part of these financial statements.

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

               STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                              (Unaudited)

                               Six Months Ended June 30, 1997 and 1996

                               Common   Paid-In  Retained
                                Stock   Capital   Deficit      Total

BALANCE, DECEMBER 31, 1995$        10 $ 300,490 $(748,488)  $(447,988)

NET INCOME                          -         -     9,906       9,906
                             ________  ________  ________    ________

BALANCE, JUNE 30, 1996      $      10 $ 300,490 $(738,582)  $(438,082)
                             ========  ========  ========    ========
BALANCE, DECEMBER 31, 1996  $      10 $ 300,490 $(738,594)  $(438,094)

NET INCOME                          -         -     8,477       8,477
                             ________  ________ _________    ________

BALANCE, JUNE 30, 1997      $      10 $ 300,490 $(730,117)  $(429,617)
                             ========  ======== =========    ========
The accompanying notes are an integral part of these financial statements.

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                          STATEMENT OF CASH FLOWS

                               (Unaudited)

                                        Six Months Ended June 30,
                                           1997           1996
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

Net income                             $  8,477      $    9,906
Adjustments to reconcile net income to net
cash provided by operating activities -
  Increase in payable to Edward D. Jones
  & Co., L.P.                               148             345
  Increase in receivables                (3,660)              -
                                         _________    _________

  Net cash provided by operating activities 4,965        10,251
                                         _________    _________

  Net increase in cash                      4,965        10,251

CASH, beginning of period                  43,762        33,298
                                         _________    _________

CASH, end of period                      $ 48,727       $43,549
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

  The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

             CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION

  Residual income of $11,738 and $13,866 was earned during the three and six months ended June 30, 1997 and June 30, 1996. No series were issued during these periods.

  Expenses for the three months ended June 30, 1997 and June 30, 1996, were $3,261 and $3,910, respectively, and were for professional, registration, filing and other fees.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group, Inc. are $5,819,000 and $5,821,257 as of June 30, 1997.

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

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended June 30, 1997.

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                            (Registrant)

/s/John C. Heisler       Chairman of the Board,
   __________________     Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director               July 21, 1997

/s/Philip R. Schwab      President, Chief Executive
   __________________     Officer and Director       July 21, 1997
   Philip R. Schwab

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                              (Registrant)

                         Chairman of the Board,
   __________________     Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director               July 21, 1997

                         President, Chief Executive
   __________________     Officer and Director       July 21, 1997
   Philip R. Schwab