Form 10-Q
period 1997-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1997-11-14
CIK 790524

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ----------------------


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   SEPTEMBER 30, 1997     Commission file number  33-4001
                                --------------------                           ---------

                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              43-1393535
--------------------------------------------------------------------------------
         (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                    Identification No.)

         201 Progress Parkway
         Maryland Heights, Missouri                          63043
--------------------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code            (314) 515-2000
                                                             -------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES   X     NO
                                                      -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, October 31, 1997:

                 COMMON STOCK, $.01 Par Value - 1,000 Shares

                         CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                            INDEX

                                                                                         Page
                                                                                       Number
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet                                                                 3
            Statement of Operations                                                       4
            Statement of Changes in Stockholder's Equity                                  5
            Statement of Cash Flows                                                       6
            Notes to Financial Statements                                                 7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                           8



Part II.    OTHER INFORMATION                                                             9

SIGNATURES                                                                                10

                                 Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                         BALANCE SHEET

                                          (UNAUDITED)

                                                             September 30,            December 31,
                                                                  1997                    1996
--------------------------------------------------------------------------------------------------
                       ASSETS
                       ------

CASH                                                           $  48,727                $  43,762
RECEIVABLES                                                        3,660                        -
                                                               ---------                ---------

   TOTAL ASSETS                                                $  52,387                $  43,762
                                                               =========                =========


       LIABILITIES AND STOCKHOLDER'S EQUITY
       ------------------------------------

Liabilities:

PAYABLE TO EDWARD D. JONES & CO., L.P.                          $478,505                $ 478,356

ACCRUED EXPENSES                                                   3,500                    3,500
                                                               ---------                ---------
   TOTAL LIABILITIES                                             482,005                  481,856
                                                               ---------                ---------

Stockholder's Equity:

COMMON STOCK - $.01 par value, 1,000 shares
   authorized, issued and outstanding                                 10                       10

PAID-IN-CAPITAL                                                  300,490                  300,490

RETAINED DEFICIT                                                (730,118)                (738,594)
                                                               ---------                ---------

   TOTAL STOCKHOLDER'S EQUITY                                   (429,618)                (438,094)
                                                               ---------                ---------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                           $  52,387                $  43,762
                                                               =========                =========

--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                            Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                               STATEMENT OF OPERATIONS

                                                     (UNAUDITED)
                                                          Three Months Ended                 Nine Months Ended
                                                   September 30,     September 30,    September 30,     September 30,
                                                        1997              1996             1997              1996
---------------------------------------------------------------------------------------------------------------------

REVENUES:

   Residual interest in certificates                     $ 0              $213           $11,738           $14,079
                                                         ---              ----           -------           -------

EXPENSES:

   Professional fees                                       0                 0             3,114             3,615
   Registration, filing and other fees                     1               225               148               570
                                                         ---              ----           -------           -------

       TOTAL EXPENSES                                      1               225             3,262             4,185

INCOME BEFORE INCOME TAXES                                (1)              (12)            8,476             9,894

   PROVISION FOR (BENEFIT FROM)
     INCOME TAXES                                          -                 -                 -                 -
                                                         ---              ----           -------           -------

NET INCOME                                               $(1)             $(12)          $ 8,476           $ 9,894
                                                         ===              ====           =======           =======





---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                 (UNAUDITED)

                                                         Nine Months Ended Sept 30, 1997 and 1996

                                               Common            Paid-In         Retained
                                                Stock            Capital          Deficit            Total
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                    $     10          $300,490         $(748,488)        $(447,988)

NET INCOME                                           -                 -             9,894             9,894
                                              --------          --------         ---------         ---------

BALANCE, SEPTEMBER 30, 1996                   $     10          $300,490         $(738,594)        $(438,094)
                                              ========          ========         =========         =========

BALANCE, DECEMBER 31, 1996                    $     10          $300,490         $(738,594)        $(438,094)

NET INCOME                                           -                 -             8,476             8,476
                                              --------          --------         ---------         ---------

BALANCE, SEPTEMBER 30, 1997                   $     10          $300,490         $(730,118)        $(429,618)
                                              ========          ========         =========         =========





-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                       Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                     STATEMENT OF CASH FLOWS

                                           (UNAUDITED)

                                                                 Nine Months Ended September 30,
                                                                  1997                    1996
------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

Net income                                                       $ 8,476                 $ 9,894
Adjustments to reconcile net income to net
cash provided by operating activities -
   Increase in payable to Edward D. Jones
   & Co., L.P.                                                       149                   3,570
   Increase in receivables                                        (3,660)                 (3,000)
                                                                 -------                 -------

   Net cash provided by operating activities                       4,965                  10,464
                                                                 -------                 -------

   Net increase in cash                                            4,965                  10,464

CASH, beginning of period                                         43,762                  33,298
                                                                 -------                 -------

CASH, end of period                                              $48,727                 $43,762
                                                                 =======                 =======


------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

BASIS OF PRESENTATION

      The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring adjustments, which are necessary for a fair presentation of the results of interim operations. These interim results should be read in connection with the annual Form 10-K.
      The results of operations for the three and six months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

                         Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION

Residual income of $11,738 and $14,079 was earned during the nine months ended September 30, 1997 and September 30, 1996 respectively. Residual income of $0 and $213 was earned during the three months ended September 30, 1997 and 1996. No series were issued during these periods.

Expenses for the nine months ended September 30, 1997 and September 30, 1996, were $3,262 and $4,185, respectively, and were for professional, registration, filing and other fees.

Expenses for the three months ended September 30, 1997 and September 30, 1996 were $1 and $225, respectively, and were for trustee and filing fees.

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group, Inc. are $5,439,000 and $5,463,007 as of September 30, 1997.

                           PART II. OTHER INFORMATION

                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.


Item 1:   Legal Proceedings:
          There are no pending legal proceedings.

Item 2.   Changes in Securities:
          No change.

Item 3.   Default upon Senior Securities:
          No default.

Item 4.   Submission of Matters to a Vote of Security Holders:
          Nothing to report.

Item 5.   Other Information:
          Nothing to report.

Item 6:   Exhibits and Reports on Form 8-K
    (a) Exhibits

       Exhibit No.      Description of Exhibit
       -----------      ----------------------
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

    (b) Reports on Form 8-K
    No reports were filed on Form 8-K for the quarter ended September 30, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                                 (Registrant)



/s/ John C. Heisler           Chairman of the Board,
    --------------------        Chief Financial Officer,
    John C. Heisler             Chief Accounting Officer
                                and Director                  November 10, 1997





/s/ Philip R. Schwab          President, Chief Executive
    --------------------        Officer and Director          November 10, 1997
    Philip R. Schwab