Form 10-K
period 1997-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1998-03-27
CIK 790524

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997      Commission file number 33-4001
                          -----------------                             -------


                   CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
-------------------------------------------------------------------------------
   (Exact name of registrant as specified in its Articles of Incorporation)


             DELAWARE                                     43-1393535
-------------------------------------------------------------------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                      Identification No.)


      201 Progress Parkway
    Maryland Heights, Missouri                              63043
-------------------------------------------------------------------------------
(Address and principal executive office)                 (Zip Code)


Registrant's telephone number, including area code     (314) 515-2000
                                                    ---------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X      NO
                                                    ----        ----

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

                               TABLE OF CONTENTS
                                                                                       Page
                                                                                       ----
PART I

      Item 1.     Business                                                               3

      Item 2.     Properties                                                             3

      Item 3.     Legal Proceeding                                                       3

      Item 4.     Submission of Matters to a Vote of Security Holders                    3

PART II

      Item 5.     Market for the Registrant's Common Equity and Related
                   Stockholder Matters                                                   4

      Item 6.     Selected Financial Data                                                4

      Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                   4

      Item 8.     Financial Statements and Supplementary Data                            6

      Item 9.     Change in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                               15

PART III

      Item 10.    Directors and Executive Officers of the Registrant                    16

      Item 11.    Executive Compensation                                                16

      Item 12.    Security Ownership of Certain Beneficial Owners and
                   Management                                                           16

      Item 13.    Certain Relationships and Related Transactions                        16

PART IV

      Item 14.    Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                             17

SIGNATURES                                                                              19

INDEX TO EXHIBITS                                                                       20

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

Item 6.   SELECTED FINANCIAL DATA

          Omitted pursuant to General Instruction J(2)(a) of Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               1997 VERSUS 1996

               Revenues for the year ended December 31, 1997 were $11,738, a decrease of $2,341 from the prior year. Such amount consists solely of earnings from the Company's residual interest in its three series of Secured Mortgage Bonds outstanding.

               Expenses in 1997 decreased by $557 to $3,628 for the year. The decrease was due to a decline in trustee fees. These fees will continue to decrease as the securities principal balances of the Secured Mortgage Bonds decrease.

               The result was net income of $8,110.

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

               The result was net income of $9,894.

          Liquidity and Capital Adequacy
          ------------------------------

               Cornerstone currently has a deficit capital balance of $429,984, the majority of which is a result of previous years' management fees charged by EDJ to Cornerstone. Cornerstone relies on EDJ's ability to extend credit, and no circumstances currently exist which would adversely affect EDJ's ability to extend credit to Cornerstone. Management fees are no longer being charged by EDJ to Cornerstone.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Cash Flows
          ----------

               Operating activities provided cash of $4,964 for the year ended December 31, 1997. Cornerstone's cash was derived primarily from net income of $8,110 and an increase in the payable to Edward D. Jones & Co., L.P., offset by an increase in receivables from the trustee.

               Cash increased $10,464 from December 31, 1995 to December 31, 1996. Cornerstone's cash was derived from net income of $9,894 in 1996 and an increase in the payable to Edward D. Jones & Co., L.P., offset by a decrease in accrued expenses.

          Year 2000 Issues
          ----------------

               In 1997, the Partnership began the process of identifying the software applications expected to be impacted by the Year 2000 system issue. The Partnership does not believe the costs of addressing these issues will have a material impact on the partnership financial position or on its results of operations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Index to Financial Statements and Supplementary Financial Data

                                                                         Page No.
                                                                         --------
      Report of Independent Public Accountants                               7

      Balance Sheet as of December 31, 1997 and 1996                         8

      Statement of Operations for the Years Ended December 31,
        1997, 1996 and 1995                                                  9

      Statement of Cash Flows for the Years Ended December 31,
        1997, 1996 and 1995                                                 10

      Statement of Changes in Stockholder's Equity for the
        Years Ended December 31, 1997, 1996 and 1995                        11

      Notes to Financial Statements                                         12


All schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To Cornerstone Mortgage Investment Group, Inc.:

We have audited the accompanying balance sheet of Cornerstone Mortgage Investment Group, Inc. (a Delaware corporation and wholly owned subsidiary of Edward D. Jones & Co., L.P.) as of December 31, 1997 and 1996, and the related statements of operations, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                    ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 20, 1998

                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                BALANCE SHEET
                                -------------

                       AS OF DECEMBER 31, 1997 AND 1996
                       --------------------------------

                                                           1997              1996
                                                         ---------         ---------
                                   ASSETS
                                   ------
CASH                                                     $  48,726         $  43,762
TRUSTEE RECEIVABLE                                           3,660                 -
                                                         ---------         ---------
   TOTAL ASSETS                                          $  52,386         $  43,762
                                                         =========         =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------

LIABILITIES:

PAYABLE TO EDWARD D. JONES & CO., L.P.                   $ 478,870         $ 478,356

ACCRUED EXPENSES                                             3,500             3,500
                                                         ---------         ---------
   TOTAL LIABILITIES                                     $ 482,370         $ 481,856
                                                         ---------         ---------

STOCKHOLDER'S EQUITY:

COMMON STOCK - $.01 par value, 1,000 shares
   authorized, issued and outstanding                           10                10

PAID-IN CAPITAL                                            300,490           300,490

RETAINED DEFICIT                                          (730,484)         (738,594)
                                                         ---------         ---------

     TOTAL STOCKHOLDER'S EQUITY                           (429,984)         (438,094)
                                                         ---------         ---------

     TOTAL LIABILITIES AND STOCKHOLDER'S
        EQUITY                                           $  52,386         $  43,762
                                                         =========         =========

                    The accompanying notes are an integral
                      part of these financial statements.

                    CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                   STATEMENT OF OPERATIONS
                                   -----------------------

                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    ----------------------------------------------------
                                                             1997              1996              1995
                                                            ------           -------           -------

REVENUES:

   Residual interest in certificates                       $11,738           $14,079            18,305


EXPENSES:

   Registration, filing and other fees                       3,628             4,185             7,565
                                                           -------           -------           -------

INCOME BEFORE INCOME TAXES                                   8,110             9,894            10,740
PROVISION FOR INCOME TAXES                                       -                 -                 -
                                                           -------           -------           -------
NET INCOME                                                 $ 8,110           $ 9,894           $10,740
                                                           =======           =======           =======

                            The accompanying notes are an integral
                            part of these financial statements.


                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                   STATEMENT OF CASH FLOWS
                                   -----------------------

                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    ----------------------------------------------------
                                                             1997             1996               1995
                                                           -------           -------           -------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES:

   Net income                                              $ 8,110           $ 9,894           $10,740

   Adjustments to reconcile net income to
   net cash provided by operating
   activities -
   Increase in payable to
   Edward D. Jones & Co., L.P.                                 514             3,570               345

   (Decrease) increase in accrued expenses                       -            (3,000)            3,000
   Increase in receivable from
     trustee                                                (3,660)                -                 -
                                                           -------           -------           -------

       Net cash provided
         by operating activities                             4,964            10,464            14,085


CASH, beginning of year                                     43,762            33,298            19,213
                                                           -------           -------           -------
CASH, end of year                                          $48,726           $43,762           $33,298
                                                           =======           =======           =======

                           The accompanying notes are an integral
                           part of these financial statements.

                CORNERSTONE MORTGAGE INVESTMENT GROUP,INC.


                           STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                           --------------------------------------------
                       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       ----------------------------------------------------
                                                  Common        Paid-In          Retained
                                                  Stock         Capital           Deficit            TOTAL
                                                  ------        --------         ---------         ---------
BALANCE, DECEMBER 31, 1994                         $10          $300,490         $(759,228)        $(458,728)

NET INCOME                                           -                 -            10,740            10,740
                                                   ---          --------         ---------         ---------

BALANCE, DECEMBER 31, 1995                         $10          $300,490         $(748,488)        $(447,988)

NET INCOME                                           -                 -             9,894             9,894
                                                   ---          --------         ---------         ---------

BALANCE, DECEMBER 31, 1996                         $10          $300,490         $(738,594)        $(438,094)

NET INCOME                                           -                 -             8,110             8,110
                                                   ---          --------         ---------         ---------

BALANCE, DECEMBER 31, 1997                         $10          $300,490         $(730,484)        $(429,984)
                                                   ===          ========         =========         =========

                              The accompanying notes are an integral
                                part of these financial statements.


                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                        DECEMBER 31, 1997, 1996 AND 1995
                        --------------------------------

1.  GENERAL
    -------

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

2.  ISSUANCE OF BONDS
    -----------------

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

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group, Inc. are $5,182,000 and $5,198,698, respectively, as of December 31, 1997.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

The following is a discussion of the significant accounting policies of Cornerstone.

Basis of Accounting
-------------------

Registration and offering costs are expensed as incurred.

The financial statements have been prepared under the accrual basis of accounting which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.

Residual Interest
-----------------

Residual interest in the Certificates pledged as collateral for the Bonds is recorded as it accrues to the benefit of, and becomes available to, Cornerstone.

4.  RELATED PARTIES
    ---------------

The Certificates pledged to secure the Bonds were purchased by Cornerstone from EDJ in 1986. EDJ purchased such certificates on the open market and no profit was realized by EDJ on the sales to Cornerstone. In addition, EDJ was the sole underwriter for the Bonds.

5.  INCOME TAXES
    ------------

Cornerstone provides income taxes currently for all items included in the statement of operations. The differences in the recognition of revenues and expenses for tax and financial reporting purposes are due to the Bonds and Certificates not being eliminated from Cornerstone's financial statements for tax purposes.

During 1997, 1996 and 1995, Cornerstone utilized $8,110, $9,894 and $3,652, respectively, of its net operating loss carryforward. As of December 31, 1997, the deferred tax asset of approximately $123,000 related to the remaining net operating loss carryforward was completely offset with a valuation allowance. The remaining net operating loss carryforwards expire through 2004 and 2005.

Item 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

               There was no change of accountants or disagreement with accountants on any matter of accounting principles or financial disclosure.

                                 PART III




Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 11.  EXECUTIVE COMPENSATION

          Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      a.  The following documents are filed as part of this report:

          1.   Financial Statements:
               --------------------

               Report of Independent Public Accountants

               Balance Sheet as of December 31, 1997 and 1996

               Statement of Operations For the Years Ended December 31, 1997, 1996 and 1995

               Statement of Cash Flows For the Years Ended December 31, 1997, 1996 and 1995

               Statement of Changes in Stockholder's Equity For the Years Ended December 31, 1997, 1996 and 1995

               Notes to Financial Statements

          2.   Financial Statement Schedules:
               -----------------------------

                    All schedules are omitted because they are not required,
               inapplicable, or the information is included in the financial statements or notes thereto.

          3.   Exhibits:
               --------

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

                    Indenture dated as of June 15, 1986 between the Company and The Bank of New York, as Successor Trustee, relating to Secured Mortgage Bonds (incorporated by reference to
                    Exhibit 4(a) to Registration Statement on Form S-1, as amended, File No. 33-4001).

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

      b.  No reports on Form 8-K were filed in the fourth quarter of 1997.

      c.  Exhibits filed as part of this report are included in Item (14)
          (a)(3) above.

      d. Financial Statement Schedules required by Regulations S-X are included as described in Part II Item 8 above.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of March 1998.


                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                  -------------------------------------------
                                 (Registrant)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John C. Heisler     Chairman of the Board,
----------------------        Chief Financial Officer,
John C. Heisler               Chief Accounting
                              Officer and Director          March 20, 1998
                                                            --------------


/s/ Philip R. Schwab    President, Chief
----------------------        Executive Officer
Philip R. Schwab              and Director                  March 20, 1998
                                                            --------------



/s/ John Beuerlein      Secretary and Director              March 20, 1998
----------------------                                      --------------
John Beuerlein


                               INDEX TO EXHIBITS
 Exhibit
 Number                     Description of Exhibit                           Page
 -------                    ----------------------                           ----
    3.1     Certificate of Incorporation of the Company, as amended
            (incorporated by reference to Exhibit 3(a) to Registration
            Statement on Form S-1, as amended, File No.
            33-4001)                                                         <F*>

    3.2     Bylaws of the Company as amended (incorporated by
            reference to Exhibit 3(b) to Registration Statement on
            Form S-1, as amended, File No. 33-4001)                          <F*>

    4.1     Indenture dated as of June 15, 1986, between the
            Company and, as Successor Trustee, The Bank of New
            York, relating to Secured Mortgage Bonds (incorporated
            by reference to Exhibit 4(a) to Registration Statement
            on Form S-1as amended, File No. 33-4001                          <F*>

    4.2     First Supplemental Indenture dated August 28, 1986
            (incorporated by reference to Exhibit 1 to the Current
            Report on Form 8-K filed on September 19, 1986)                  <F*>

    4.3     Second Supplemental Indenture dated September 26,
            1986 (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K, filed on October 6,
            1986)                                                            <F*>

    4.4     Third Supplemental Indenture dated October 31, 1986
            (incorporated by reference to Exhibit 1 to the Current
            Report on Form 8-K filed on November 12, 1986)                   <F*>

   10.1     Form of Management Contract between the Company and
            Edward D. Jones & Co. (incorporated by reference to
            Exhibit 10(a) to Registration Statement on Form S-1,
            as amended, File No. 33-4001)                                    <F*>

----------------------
<F*>Incorporated by reference