Form 10-Q
period 1998-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1998-05-14
CIK 790524

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998  Commission file number 33-4001
                               --------------                         -------


                    CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


      DELAWARE                                  43-1393535
--------------------------------------------------------------------------------
      (State or other jurisdiction of           (IRS Employer
      incorporation or organization)            Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                      63043
--------------------------------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    (314) 515-2000
                                                    ----------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.   YES   X      NO
                                                     -----       -----

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

Part I.                   FINANCIAL INFORMATION

Item 1. Financial Statements

                        CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                       BALANCE SHEET

                                        (Unaudited)
                                                       March 31,                   December 31,
                                                         1998                          1997
-----------------------------------------------------------------------------------------------
                                          ASSETS
                                          ------
CASH                                                    $52,386                       $48,726

TRUSTEE RECEIVABLE                                            -                         3,660
                                                        -------                       -------

   TOTAL ASSETS                                         $52,386                       $52,386
                                                        =======                       =======

                          LIABILITIES AND STOCKHOLDER'S EQUITY
                          ------------------------------------
Liabilities:

PAYABLE TO EDWARD D. JONES & CO., L.P.                $ 478,870                     $ 478,870

ACCRUED EXPENSES                                          3,500                         3,500
                                                      ---------                     ---------
   TOTAL LIABILITIES                                    482,370                       482,370
                                                      ---------                     ---------

Stockholder's Equity:

COMMON STOCK - $.01 par value, 1,000 shares
   authorized, issued and outstanding                        10                            10

PAID-IN-CAPITAL                                         300,490                       300,490

RETAINED DEFICIT                                       (730,484)                     (730,484)
                                                      ---------                     ---------

   TOTAL STOCKHOLDER'S EQUITY                          (429,984)                     (429,984)
                                                      ---------                     ---------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                  $  52,386                     $  52,386
                                                      =========                     =========
-----------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Part I.                   FINANCIAL INFORMATION

Item 1. Financial Statements

                        CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                  STATEMENT OF OPERATIONS

                                        (Unaudited)
                                                                       Three Months Ended
                                                                     March 31,      March 31,
                                                                       1998           1997
---------------------------------------------------------------------------------------------
REVENUES:

   Residual interest in certificates                                 $      -        $      -
                                                                     --------        --------

EXPENSES:

   Registration, filing and other fees                                      -               -
                                                                     --------        --------

LOSS BEFORE INCOME TAXES                                                    -               -

   PROVISION FOR (BENEFIT FROM) INCOME
     TAXES                                                                  -               -
                                                                     --------        --------


NET LOSS                                                             $      -        $      -
                                                                     ========        ========
---------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Part I.                   FINANCIAL INFORMATION

Item 1. Financial Statements

                           CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                          STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                           (Unaudited)
                                              Three Months Ended March 31, 1998 and 1997

                                          Common        Paid-In       Retained
                                           Stock        Capital        Deficit          Total
---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                   $10       $300,490      $(738,594)     $(438,094)

NET LOSS                                       -              -              -              -
                                             ---       --------      ---------      ---------

BALANCE, MARCH 31, 1997                      $10       $300,490      $(738,594)     $(438,094)
                                             ===       ========      =========      =========

BALANCE, DECEMBER 31, 1997                   $10       $300,490      $(730,484)     $(429,984)

NET INCOME (LOSS)                              -              -              -              -
                                             ---       --------      ---------      ---------

BALANCE, MARCH 31, 1998                      $10       $300,490      $(730,484)     $(429,984)
                                             ===       ========      =========      =========
---------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Part I.                   FINANCIAL INFORMATION

Item 1. Financial Statements

                        CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                  STATEMENT OF CASH FLOWS

                                       (Unaudited)
                                                                 Three Months Ended March 31,
                                                                  1998                 1997
---------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:

Net loss                                                         $     -              $     -
Adjustments to reconcile net income to net
cash provided by operating activities -
   Increase in payable to Edward D. Jones & Co., L.P.                  -                    -
   Decrease in receivable from trustee                             3,660                    -
                                                                 -------              -------

   Net cash provided (used) by operating activities                3,660                    -
                                                                 -------              -------

   Net increase (decrease) in cash                                 3,660                    -


CASH, beginning of period                                         48,726               43,762
                                                                 -------              -------

CASH, end of period                                              $52,386              $43,762
                                                                 =======              =======
---------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

      The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Part I.                   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                    MANAGEMENT'S FINANCIAL DISCUSSION

      No residual interest in certificates was recognized during the three months ended March 31, 1998 and March 31, 1997. No series were issued during these periods.

      Expenses for the three months ended March 31, 1998 and March 31, 1997, were $0 and $0, respectively.

      The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group, Inc. are $4,939,000 and $4,957,958 as of March 31, 1998.

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

Item 2.   Changes in Securities:
          No change.

Item 3.   Default upon Senior Securities:
          No default.

Item 4.   Submission of Matters to a Vote of Security Holders:
          Nothing to report.

Item 5.   Other Information:
          Nothing to report.

Item 6:   Exhibits and Reports on Form 8-K
      (a) Exhibits

Exhibit No. Description of Exhibit
----------  ----------------------

    4.1 Indenture dated as of June 15, 1986, between the Company and The Bank of New York, as successor Trustee, relating to Secured Mortgage Bonds (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-1, as amended, File No. 33-4001).

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

    (b) Reports on Form 8-K

    No reports were filed on Form 8-K for the quarter ended March 31, 1998.

                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                              (Registrant)




/s/   John C. Heisler            Chairman of the Board,
      -----------------------     Chief Financial Officer,
      John C. Heisler             Chief Accounting Officer
                                  and Director                   May 12, 1998





/s/   Philip R. Schwab           President, Chief Executive
      -----------------------     Officer and Director           May 12, 1998
      Philip R. Schwab