Form 10-Q
period 1998-06-30
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1998-08-13
CIK 790524

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ----------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998      Commission file number 33-4001
                               -------------                             -------


                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   DELAWARE                                                 43-1393535
------------------------------------------------------------------------------
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                       Identification No.)

   201 Progress Parkway
   Maryland Heights, Missouri                             63043
------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    (314) 515-2000
                                                    ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.    YES   X     NO
                                                      -----      -----


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 7, 1998:

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

Part I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                                  BALANCE SHEET

                                                   (Unaudited)
                                                                      June 30,                         December 31,
                                                                        1998                               1997
-------------------------------------------------------------------------------------------------------------------
                                                      ASSETS
                                                      ------
CASH                                                                 $  52,386                           $  48,726

RECEIVABLE FROM TRUSTEE                                                 17,400                               3,660
                                                                     ---------                           ---------

     TOTAL ASSETS                                                    $  69,786                           $  52,386
                                                                     =========                           =========

                                       LIABILITIES AND STOCKHOLDER'S EQUITY
                                       ------------------------------------
LIABILITIES:

PAYABLE TO EDWARD D. JONES & CO., L.P.                               $ 479,449                           $ 478,870

ACCRUED EXPENSES                                                         3,500                               3,500
                                                                     ---------                           ---------

     TOTAL LIABILITIES                                                 482,949                             482,370
                                                                     ---------                           ---------

STOCKHOLDER'S EQUITY:

COMMON STOCK - $.01 par value, 1,000 shares
     authorized, issued and outstanding                                     10                                  10

PAID-IN-CAPITAL                                                        300,490                             300,490

RETAINED DEFICIT                                                      (713,663)                           (730,484)
                                                                     ---------                           ---------

     TOTAL STOCKHOLDER'S EQUITY                                       (413,163)                           (429,984)
                                                                     ---------                           ---------

TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                            $  69,786                           $  52,386
                                                                     =========                           =========
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Part I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements


                                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                          STATEMENT OF OPERATIONS

                                                (Unaudited)

                                                         Three Months Ended             Six Months Ended
                                                       June 30,       June 30,       June 30,       June 30,
                                                         1998           1997           1998           1997
------------------------------------------------------------------------------------------------------------
REVENUES:

   Residual interest in certificates                    $19,857        $11,738        $19,857        $11,738
                                                        -------        -------        -------        -------

EXPENSES:
   Professional fees                                      2,457          3,114          2,457          3,114
   Registration, filing and other fees                      579            147            579            147
                                                        -------        -------        -------        -------


      TOTAL EXPENSES                                      3,036          3,261          3,036          3,261


INCOME BEFORE INCOME TAXES                               16,821          8,477         16,821          8,477


   PROVISION FOR (BENEFIT FROM)
     INCOME TAXES                                             -              -              -              -
                                                        -------        -------        -------        -------


NET INCOME                                              $16,821        $ 8,477        $16,821        $ 8,477
                                                        =======        =======        =======        =======
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Part I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements


                                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                (Unaudited)

                                                              Six Months Ended June 30, 1998 and 1997

                                                         Common       Paid-In-      Retained
                                                          Stock        Capital       Deficit          Total
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                  $10       $300,490     $(738,594)     $(438,094)

NET INCOME                                                    -              -         8,477          8,477
                                                            ---       --------     ---------      ---------

BALANCE, JUNE 30, 1997                                      $10       $300,490     $(730,117)     $(429,617)
                                                            ===       ========     =========      =========

BALANCE, DECEMBER 31, 1997                                  $10       $300,490     $(730,484)     $(429,984)

NET INCOME                                                    -              -        16,821         16,821
                                                            ---       --------     ---------      ---------

BALANCE, JUNE 30, 1998                                      $10       $300,490     $(713,663)     $(413,163)
                                                            ===       ========     =========      =========
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Part I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                   STATEMENT OF CASH FLOWS

                                         (Unaudited)

                                                                     Six Months Ended June 30,
                                                                        1998           1997
---------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING
   ACTIVITIES:

Net income                                                            $ 16,821        $ 8,477
Adjustments to reconcile net income to net
   cash provided by operating activities -
   Increase in payable to Edward D. Jones & Co., L.P.                      579            148
   Increase in receivable from trustee                                 (13,740)        (3,660)
                                                                      --------        -------


   Net cash provided by operating activities                             3,660          4,965
                                                                      --------        -------

   Net increase in cash                                                  3,660          4,965

CASH, beginning of period                                               48,726         43,762
                                                                      --------        -------

CASH, end of period                                                   $ 52,386        $48,727
                                                                      ========        =======
---------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

Part I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CORNERSTONE MORGAGE INVESTMENT GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

BASIS OF PRESENTATION
      The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring adjustments, which are necessary for a fair presentation of the results of interim operations. These interim results should be read in connection with the annual Form 10-K.
      The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Part I.                      FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                       MANAGEMENT'S FINANCIAL DISCUSSION

Residual interest in certificates of $19,857 and $11,738 was earned during the three and six months ended June 30, 1998 and June 30, 1997, respectively. No series were issued during these periods.
      Expenses for the three months ended June 30, 1998 and June 30, 1997, were $3,036 and $3,261, respectively. These expenses relate to professional, registration, filing and other fees.
      The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone are $4,249,000 and $4,260,344 as of June 30, 1998.

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

  (b) Reports on Form 8-K
  No reports were filed on Form 8-K for the quarter ended June 30, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                                  (Registrant)

/s/  John C. Heisler                  Chairman of the Board,
     -----------------------            Chief Financial Officer,
     John C. Heisler                    Chief Accounting Officer
                                        and Director                                 August 10, 1998





/s/  Philip R. Schwab                 President, Chief Executive
     -----------------------            Officer and Director                         August 10, 1998
     Philip R. Schwab