Form 10-Q
period 1998-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1998-11-12
CIK 790524

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                        ---------------------

                             FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 1998
                               ------------------
Commission file number  33-4001
                       ----------


              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

     DELAWARE                                      43-1393535
------------------------------------------------------------------------
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)                Identification No.)

     201 Progress Parkway
     Maryland Heights, Missouri                    63043
------------------------------------------------------------------------
     (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code     (314) 515-2000
                                                    --------------------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.    YES   X       NO
                                                       ---         ---

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 6, 1998:

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

Part I.                         FINANCIAL INFORMATION

Item 1.     Financial Statements


                   CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                 BALANCE SHEET

                                  (UNAUDITED)
                                                     September 30,     December 31,
                                                         1998             1997
-----------------------------------------------------------------------------------
                                    ASSETS
                                    ------

CASH                                                  $  52,386         $  48,726

RECEIVABLE FROM TRUSTEE                                                     3,660
                                                      ---------         ---------

    TOTAL ASSETS                                      $  52,386         $  52,386
                                                      =========         =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
LIABILITIES:

PAYABLE TO EDWARD D. JONES & CO., L.P.                $ 462,996           478,870

ACCRUED EXPENSES                                          3,206             3,500
                                                      ---------         ---------

    TOTAL LIABILITIES                                   466,202           482,370
                                                      =========         =========

STOCKHOLDER'S EQUITY:

COMMON STOCK - $.01 par value, 1,000 shares
    authorized, issued and outstanding                       10                10

PAID-IN-CAPITAL                                         300,490           300,490

RETAINED DEFICIT                                       (714,316)         (730,484)
                                                      ---------         ---------

    TOTAL STOCKHOLDER'S EQUITY                         (413,816)         (429,984)
                                                      ---------         ---------

TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                              $  52,386         $  52,386
                                                      =========         =========

-----------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Part I.             FINANCIAL INFORMATION

Item 1.     Financial Statements

                      CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                STATEMENT OF OPERATIONS

                                      (UNAUDITED)
                                          Three Months Ended                 Nine Months Ended
                                    September 30,    September 30,    September 30,    September 30,
                                        1998             1997             1998             1997
----------------------------------------------------------------------------------------------------
REVENUES:

  Residual interest in certificates     $   0            $ 0             $19,856          $11,738
                                        -----            ---             -------          -------

EXPENSES:

  Professional fees                         0              0               2,457            3,114

  Registration, filing and other fees     652              1               1,231              148
                                        -----            ---             -------          -------

  TOTAL EXPENSES                          652              1               3,688            3,262

(LOSS) INC BEFORE INCOME TAXES           (652)            (1)             16,168            8,476

  PROVISION FOR (BENEFIT FROM)
    INCOME TAXES                            -              -                   -                -
                                        -----            ---             -------          -------

NET (LOSS) INCOME                       $(652)           $(1)            $16,168          $ 8,476
                                        =====            ===             =======          =======

----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Part I.                      FINANCIAL INFORMATION

Item 1.     Financial Statements


                       CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                       STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                        (UNAUDITED)
                                           Nine Months Ended September 30, 1998 and 1997

                                       Common       Paid-In-       Retained
                                        Stock        Capital        Deficit          Total
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                $10       $300,490      $(738,594)     $(438,094)

NET INCOME                                  -              -          8,476          8,476
                                          ---       --------      ---------      ---------

BALANCE, SEPTEMBER 30, 1997               $10       $300,490      $(730,118)     $(429,618)
                                          ===       ========      =========      =========

BALANCE, DECEMBER 31, 1997                $10       $300,490      $(730,484)     $(429,984)

NET INCOME                                  -              -         16,168         16,168
                                          ---       --------      ---------      ---------

BALANCE, SEPTEMBER 30, 1998               $10       $300,490      $(714,316)     $(413,816)
                                          ===       ========      =========      =========

-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Part I.                 FINANCIAL INFORMATION

Item 1.     Financial Statements

                         CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                  STATEMENT OF CASH FLOWS

                                        (UNAUDITED)
                                                               Nine Months Ended September 30,
                                                                    1998           1997
----------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING
 ACTIVITIES:

Net income                                                         $ 16,168        $ 8,476
Adjustments to reconcile net income to net
 cash provided by operating activities -
 (Dec) Inc in payable to Edward D. Jones & Co., L.P.                (15,874)           149
  Dec (Inc) in receivable from trustee                                3,660         (3,660)
  Decrease in accrued expenses                                         (294)
                                                                   --------        -------


 Net cash provided by operating activities                            3,660          4,965
                                                                   --------        -------

 Net increase in cash                                                 3,660          4,965

CASH, beginning of period                                            48,726         43,762
                                                                   --------        -------

CASH, end of period                                                $ 52,386        $48,727
                                                                   ========        =======

----------------------------------------------------------------------------------------------

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

  The results of operations for the three and nine months ended
September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Part I.                FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION

Residual interest in certificates of $19,856 and $11,738 was earned during the nine months ended September 30, 1998 and September 30, 1997, respectively. Residual interest is recorded in the second quarter. No residual interest was recorded during the third quarter of 1998 or 1997. No series have been issued since October 30, 1986.

  Expenses for the nine months ended September 30, 1998 and September 30, 1997, were $3,688 and $3,262, respectively. Expenses for the three months ended September 30, 1998 and September 30, 1997 were $652 and $1, respectively. These expenses relate to professional, registration, filing and other fees.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone are $3,776,000 and $3,774,449 as of September 30, 1998.

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

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended September 30, 1998.

                         SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                        (Registrant)




/s/John C. Heisler      Chairman of the Board,
-----------------------  Chief Financial Officer,
   John C. Heisler       Chief Accounting Officer
                         and Director                  November 6, 1998





/s/Philip R. Schwab     President, Chief Executive
-----------------------  Officer and Director          November 6, 1998
   Philip R. Schwab