Form 10-K
period 1998-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1999-03-23
CIK 790524

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                           -------------------

                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998 Commission file number 33-4001
                          -----------------                        -------


               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
---------------------------------------------------------------------------
(Exact name of registrant as specified in its Articles of Incorporation)


             DELAWARE                                  43-1393535
---------------------------------------------------------------------------
 (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                   Identification No.)


    201 Progress Parkway
    Maryland Heights, Missouri                           63043
---------------------------------------------------------------------------
(Address and principal executive office)              (Zip Code)


Registrant's telephone number, including area code (314) 515-2000
                                                   --------------

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

                          TABLE OF CONTENTS

PART I                                                         Page
                                                               ----

   Item 1.   Business                                            3

   Item 2.   Properties                                          3

   Item 3.   Legal Proceeding                                    3

   Item 4.   Submission of Matters to a Vote of Security
             Holders                                             3

PART II

   Item 5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters                         4

   Item 6.   Selected Financial Data                             4

   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 4

   Item 8.   Financial Statements and Supplementary Data         6

   Item 9.   Change in and Disagreements with Accountants
             on Accounting and Financial Disclosure             15

PART III

   Item 10.  Directors and Executive Officers of the
             Registrant.                                        16

   Item 11.  Executive Compensation                             16

   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                     16

   Item 13.  Certain Relationships and Related Transactions     16

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                17

SIGNATURES                                                      19

INDEX TO EXHIBITS                                               20

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

Item 6. SELECTED FINANCIAL DATA

        Omitted pursuant to General Instruction J(2)(a) of Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        1998 VERSUS 1997

           Revenues for the year ended December 31, 1998 were $59,803, an increase of $48,065 from the prior year. Such amount consists of earnings of $19,856 from the Company's residual interest in its three series of Secured Mortgage Bonds outstanding, and $39,947 from the gain due to the sale of collateral for the repurchase of Series 2 on December 31, 1998.

           Expenses in 1998 increased by $588 to $4,216 for the year. The increase was due to quarterly filing fees.

           The result was net income of $55,587.

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

        Liquidity and Capital Adequacy
        ------------------------------

           Cornerstone currently has a deficit capital balance of $374,397, the majority of which is a result of previous years' management fees charged by EDJ to Cornerstone. Cornerstone relies on EDJ's ability to extend credit, and no circumstances currently exist which would adversely affect EDJ's ability to extend credit to Cornerstone. Management fees are no longer being charged by EDJ to Cornerstone.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Cash Flows
        ----------

           Operating activities provided cash of $3,660 for the year ended December 31, 1998. Cornerstone's cash was derived primarily from net income of $55,587 and a decrease in the receivable from its trustee, offset by a decrease in its payable to Edward D. Jones & Co., L.P.

           Cash increased $4,964 from December 31, 1996 to December 31, 1997. Cornerstone's cash was derived from net income of $8,110 in 1997 and an increase in the payable to Edward D. Jones & Co., L.P., offset by a increase in receivables from the trustee.

        Year 2000 Issues
        ----------------

           In 1997, the Partnership began the process of identifying the software applications expected to be impacted by the Year 2000 system issue. The Partnership does not believe the costs of addressing these issues will have a material impact on the Partnership's financial position or on its results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Financial Statements and Supplementary Financial Data


                                                                  Page No.
                                                                  --------

        Report of Independent Public Accountants                      7

        Balance Sheet as of December 31, 1998 and 1997                8

        Statement of Operations for the Years Ended December 31,
        1998, 1997 and 1996                                           9

        Statement of Cash Flows for the Years Ended December 31,
        1998, 1997 and 1996                                          10

        Statement of Changes in Stockholder's Equity for the
        Years Ended December 31, 1998, 1997 and 1996                 11

        Notes to Financial Statements                                12



All schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
              ----------------------------------------



To Cornerstone Mortgage Investment Group, Inc.:

We have audited the accompanying balance sheet of Cornerstone Mortgage Investment Group, Inc. (a Delaware corporation and wholly owned subsidiary of Edward D. Jones & Co., L.P.) as of December 31, 1998 and 1997, and the related statements of operations, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.









                            ARTHUR ANDERSEN LLP





St. Louis, Missouri,
February 26, 1999

               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                            BALANCE SHEET
                            -------------

                   AS OF DECEMBER 31, 1998 AND 1997
                   --------------------------------
                                                        1998        1997
                                                      ---------   ---------
                            ASSETS
                            ------

Cash                                                  $  52,386   $  48,726

Trustee Receivable                                            0       3,660
                                                      ---------   ---------

            TOTAL ASSETS                              $  52,386   $  52,386
                                                      =========   =========


              LIABILITIES AND STOCKHOLDER'S EQUITY
              ------------------------------------

LIABILITIES:

Payable To Edward D. Jones & Co., L.P.                $ 423,577     478,870

Accrued Expenses                                          3,206       3,500
                                                      ---------   ---------

            TOTAL LIABILITIES                           426,783     482,370
                                                      ---------   ---------


STOCKHOLDER'S EQUITY:

Common Stock - $.01 par value, 1,000 shares
  authorized, issued and outstanding                         10          10
Paid-In-Capital                                         300,490     300,490
Retained Deficit                                       (674,897)   (730,484)
                                                      ---------   ---------

            TOTAL STOCKHOLDER'S EQUITY                 (374,397)   (429,984)
                                                      ---------   ---------
            TOTAL LIABILITIES AND STOCKHOLDER'S
              EQUITY                                  $  52,386   $  52,386
                                                      =========   =========

                     The accompanying notes are an integral
                      part of these financial statements.

                 CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                           STATEMENT OF OPERATIONS
                           -----------------------

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
             ----------------------------------------------------

                                                  1998      1997       1996
                                                -------   -------    -------
REVENUES:

    Residual interest in certificates           $19,856   $11,738    $14,079
    Gain from sale of securities                 39,947         -          -
                                                -------   -------    -------
                                                 59,803    11,738     14,079

EXPENSES:

    Registration, filing and other fees           4,216     3,628      4,185


INCOME BEFORE INCOME TAXES                       55,587     8,110      9,894
PROVISION FOR INCOME TAXES                            -         -          -
                                                -------   -------    -------


NET INCOME                                      $55,587   $ 8,110    $ 9,894
                                                =======   =======    =======


              The accompanying notes are an integral
                part of these financial statements.

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                        STATEMENT OF CASH FLOWS
                        -----------------------

           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
           ----------------------------------------------------
                                                 1998       1997       1996
                                               --------   -------    -------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES:

    Net income                                 $ 55,587   $ 8,110    $ 9,894
    Adjustments to reconcile net income to
      net cash provided by operating
      activities -
    Increase (Decrease) in payable to
      Edward D. Jones & Co., L.P.               (55,293)      514      3,570

    (Decrease) in accrued expenses                 (294)        -     (3,000)
    (Increase) Decrease in receivable from
      trustee                                     3,660    (3,660)         -
                                               --------   -------    -------

          Net cash provided
            by operating activities               3,660     4,964     10,464



CASH, beginning of year                          48,726    43,762     33,298
                                               --------   -------    -------

CASH, end of year                              $ 52,386   $48,726    $43,762
                                               ========   =======    =======



               The accompanying notes are an integral
                 part of these financial statements.

              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
             --------------------------------------------

           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
           ----------------------------------------------------

                                Common    Paid-In    Retained
                                Stock     Capital     Deficit       TOTAL
                                ------   --------   ---------     ---------
BALANCE, DECEMBER 31, 1995       $10     $300,490   $(748,488)    $(447,988)

NET INCOME                         -            -       9,894         9,894
                                 ---     --------   ---------     ---------

BALANCE, DECEMBER 31, 1996       $10     $300,490   $(738,594)    $(438,094)

NET INCOME                         -            -       8,110         8,110
                                 ---     --------   ---------     ---------

BALANCE, DECEMBER 31, 1997       $10     $300,490   $(730,484)    $(429,984)

NET INCOME                         -            -      55,587        55,587
                                 ---     --------   ---------     ---------

BALANCE, DECEMBER 31, 1998       $10     $300,490   $(674,897)    $(374,397)
                                 ===     ========   =========     =========

                  The accompanying notes are an integral
                   part of these financial statements.

       CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                NOTES TO FINANCIAL STATEMENTS
                -----------------------------

              DECEMBER 31, 1998, 1997 AND 1996
              --------------------------------


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

2.  ISSUANCE OF BONDS
    -----------------

In 1986, Cornerstone issued an aggregate principal amount of $38,875,000 of Secured Mortgage Bonds in Series 1, Series 2 and Series 3 on a nonrecourse basis. No affiliate of Cornerstone is required to make future payments with respect to the Bonds. Therefore, these transactions have been accounted for as sales, and both the Bonds and Certificates have been eliminated from Cornerstone's balance sheet. Cornerstone did not issue any further Bonds after issuance of Series 3.

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group, Inc. are $3,601,000 and $3,607,602, respectively, as of December 31, 1998.

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

During 1998, 1997 and 1996, Cornerstone utilized $55,587, $8,110 and $9,894, respectively, of its net operating loss carryforward. As of December 31, 1998, the deferred tax asset of approximately $113,000 related to the remaining net operating loss carryforward was completely offset with a valuation allowance. The remaining net operating loss carryforwards expire through 2004 and 2005.

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

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K

       a.  The following documents are filed as part of this report:

           1. Financial Statements:
              --------------------

              Report of Independent Public Accountants

              Balance Sheet as of December 31, 1998 and 1997

              Statement of Operations For the Years Ended December 31, 1998, 1997 and 1996

              Statement of Cash Flows For the Years Ended December 31, 1998, 1997 and, 1996

              Statement of Changes in Stockholder's Equity For the Years Ended December 31, 1998, 1997 and 1996

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

       b.  No reports on Form 8-K were filed in the fourth quarter of 1998.

       c. Exhibits filed as part of this report are included in Item (14)(a)(3) above.

       d. Financial Statement Schedules required by Regulations S-X are included as described in Part II Item 8 above.

                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 1999.


               CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
               -------------------------------------------
                              (Registrant)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John C. Heisler   Chairman of the Board,          February 26, 1999
--------------------    Chief Financial Officer,      -----------------
John C. Heisler         Chief Accounting
                        Officer and Director

/s/ Philip R. Schwab  President, Chief                February 26, 1999
--------------------    Executive Officer             -----------------
Philip R. Schwab        and Director

/s/ John Beuerlein    Secretary and Director          February 26, 1999
--------------------                                  -----------------
John Beuerlein

                            INDEX TO EXHIBITS


Exhibit
Number                    Description of Exhibit                     Page
------                    ----------------------                     ----

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

[FN]
-----------------------------
<F*>Incorporated by reference