Form 10-Q
period 1999-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1999-05-13
CIK 790524

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                       ----------------------

                             FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarterly period ended  MARCH 31, 1999
                                         ----------------


                  Commission file number  33-4001
                                         ---------





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

                           Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                    BALANCE SHEET

                                     (UNAUDITED)
                                                               March 31,        December 31,
                                                                 1999               1998
--------------------------------------------------------------------------------------------
                                   ASSETS
                                   ------

CASH                                                           $  52,386         $  52,386

RECEIVABLE FROM TRUSTEE                                                0                 0
                                                               ---------         ---------

      TOTAL ASSETS                                             $  52,386         $  52,386
                                                               =========         =========

                    LIABILITIES AND STOCKHOLDER'S EQUITY
                    ------------------------------------

LIABILITIES:

PAYABLE TO EDWARD D. JONES & CO., L.P.                         $ 391,300         $ 423,577

ACCRUED EXPENSES                                                   3,206             3,206
                                                               ---------         ---------

      TOTAL LIABILITIES                                          394,506           426,783
                                                               ---------         ---------

STOCKHOLDER'S EQUITY:

COMMON STOCK - $.01 par value, 1,000 shares
  authorized, issued and outstanding                                  10                10

PAID-IN-CAPITAL                                                  300,490           300,490

RETAINED DEFICIT                                                (642,620)         (674,897)
                                                               ---------         ---------

      TOTAL STOCKHOLDER'S EQUITY                                (342,120)         (374,397)
                                                               ---------         ---------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                         $  52,386         $  52,386
                                                               =========         =========

--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                       Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                               STATEMENT OF OPERATIONS

                                     (UNAUDITED)
                                                                    Three Months Ended

                                                                March 31,          March 31,
                                                                  1999               1998
--------------------------------------------------------------------------------------------
REVENUES:

  Residual income                                                $32,277           $     -
                                                                 -------           -------

EXPENSES:
  Registration, filing and other fees                                  -                 -
                                                                 -------           -------

    TOTAL EXPENSES                                                     -                 -

INCOME BEFORE INCOME TAXES                                        32,277                 -

  PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                                        -                 -
                                                                 -------           -------

NET INCOME                                                       $32,277           $     -
                                                                 =======           =======

--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                       Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                    STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                     (UNAUDITED)
                                               Three Months Ended March 31, 1999 and 1998

                                              Common    Paid-In-    Retained
                                              Stock     Capital      Deficit        Total
--------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                     $10      $300,490    $(730,484)    $(429,984)

NET INCOME                                       -             -            -             -
                                               ---      --------    ---------     ---------

BALANCE, MARCH 31, 1998                        $10      $300,490    $(730,484)    $(429,984)
                                               ===      ========    =========     =========

BALANCE, DECEMBER 31, 1998                     $10      $300,490    $(674,897)    $(374,397)

NET INCOME                                       -             -       32,277        32,277
                                               ---      --------    ---------     ---------

BALANCE, MARCH 31, 1999                        $10      $300,490    $(642,620)    $(342,120)
                                               ===      ========    =========     =========

--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                       Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                               STATEMENT OF CASH FLOWS

                                    (UNAUDITED)
                                                               Three Months Ended March 31,
                                                                  1999              1998
-------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING
   ACTIVITIES:

Net income                                                      $ 32,277           $     -
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Increase (Decrease) in payable to
   Edward D. Jones & Co., L.P.                                   (32,277)                -
   Decrease in receivable from trustee                                 -             3,660
                                                                --------           -------

   Net cash provided by operating activities                           0             3,660
                                                                --------           -------

   Net increase in cash                                                0             3,660

CASH, beginning of period                                         52,386            48,726
                                                                --------           -------

CASH, end of period                                             $ 52,386           $52,386
                                                                ========           =======

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

   The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

                   Part I.  FINANCIAL INFORMATION


Item 2. Management' Discussion and Analysis of Financial Condition and Results of Operations


            CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION

   In accordance with terms of the Indenture, Cornerstone Mortgage Investment Group, Inc. exercised the option to repurchase collateral for series 2 which had a current collateral principal balance that was less than 10% of the original collateral principal balance. Series 2 was repurchased on December 31, 1998 and a gain was recognized of $32,277, during the three months ended March 31, 1999. No revenue was recognized during the three months ended March 31, 1998. No series were issued during these periods.

   There were no expenses for the three months ended March 31, 1999 and March 31, 1998.

   The outstanding principal balance and remaining collateral value relating to series 1 and 3 issued by Cornerstone are $2,145,000 and $2,150,391 as of March 31, 1999.

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

   (b) Reports on Form 8-K

   No reports were filed on Form 8-K for the quarter ended March 31, 1999.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                              (Registrant)



/s/ John C. Heisler        Chairman of the Board,
    ------------------      Chief Financial Officer,
    John C. Heisler         Chief Accounting Officer
                            and Director                  May 13, 1999





/s/ Philip R. Schwab       President, Chief Executive
    ------------------      Officer and Director          May 13, 1999
    Philip R. Schwab