Form 10-Q
period 1999-06-30
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1999-07-26
CIK 790524

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                         -----------------------

                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended JUNE 30, 1999
                                               -------------
                      Commission file number  33-4001
                                              -------

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


Registrant's telephone number, including area code (314) 515-2000
                                                   --------------

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

                      Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                       BALANCE SHEET

                                        (UNAUDITED)
                                                             June 30,              December 31,
                                                              1999                    1998
-----------------------------------------------------------------------------------------------
                                          ASSETS
                                          ------
CASH                                                        $  52,386               $  52,386

RECEIVABLE FROM TRUSTEE                                         7,988                       0
                                                            ---------               ---------

   TOTAL ASSETS                                             $  60,374               $  52,386
                                                            =========               =========

                           LIABILITIES AND STOCKHOLDER'S EQUITY
                           ------------------------------------
LIABILITIES:

PAYABLE TO EDWARD D. JONES & CO., L.P.                      $ 391,651               $ 423,577

ACCRUED EXPENSES                                                3,206                   3,206
                                                            ---------               ---------

   TOTAL LIABILITIES                                          394,857                 426,783
                                                            ---------               ---------

STOCKHOLDER'S EQUITY:

COMMON STOCK - $.01 par value, 1,000 shares
   authorized, issued and outstanding                              10                      10

PAID-IN-CAPITAL                                               300,490                 300,490

RETAINED DEFICIT                                             (634,983)               (674,897)
                                                            ---------               ---------

 TOTAL STOCKHOLDER'S EQUITY                                  (334,483)               (374,397)
                                                            ---------               ---------

TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                                     $  60,374               $  52,386
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

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                       CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                STATEMENT OF OPERATIONS

                                     (UNAUDITED)
                                                                      Six Months Ended
                                                              June 30,                June 30,
                                                                1999                   1998
----------------------------------------------------------------------------------------------
REVENUES:
   Residual income                                            $41,386                 $19,857
                                                              -------                 -------

EXPENSES:
   Registration, filing and other fees                          1,472                   3,036
                                                              -------                 -------


INCOME BEFORE INCOME TAXES                                     39,914                  16,821


   PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                                     -                       -
                                                              -------                 -------

NET INCOME                                                    $39,914                 $16,821
                                                              =======                 =======

----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                       STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                       (UNAUDITED)
                                               Six Months Ended June 30, 1999 and 1998

                                         Common        Paid-In-      Retained
                                          Stock        Capital        Deficit        Total
---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997               $    10       $300,490     $(730,484)     $(429,984)

NET INCOME                                     -              -        16,821         16,821
                                         -------       --------     ---------      ---------

BALANCE, JUNE 30, 1998                   $    10       $300,490     $(713,663)     $(413,163)
                                         =======       ========     =========      =========

BALANCE, DECEMBER 31, 1998               $    10       $300,490     $(674,897)     $(374,397)

NET INCOME                                     -              -        39,914         39,914
                                         -------       --------     ---------      ---------

BALANCE, JUNE 30, 1999                   $    10       $300,490     $(634,983)     $(334,483)
                                         =======       ========     =========      =========

---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                               STATEMENT OF CASH FLOWS

                                      (UNAUDITED)
                                                                Six Months Ended June 30,
                                                               1999                    1998
----------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING
   ACTIVITIES:

Net income                                                   $ 39,914                $ 16,821
Adjustments to reconcile net income to net
   cash provided by operating activities:
   (Decrease) increase in payable to
   Edward D. Jones & Co., L.P.                                (31,926)                    579
   Increase in receivable from trustee                         (7,988)                (13,740)
                                                             --------                --------

   Net cash provided by operating activities                        0                   3,660
                                                             --------                --------

   Net increase in cash                                             0                   3,660

CASH, beginning of period                                      52,386                  48,726
                                                             --------                --------

CASH, end of period                                          $ 52,386                $ 52,386
                                                             ========                ========

----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                  Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

            CORNERSTONE MORGAGE INVESTMENT GROUP, INC.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

BASIS OF PRESENTATION
     The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring adjustments, which are necessary for a fair presentation of the results of interim operations. These interim results should be read in connection with the annual Form 10-K.
     The results of operations for the three months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                MANAGEMENT'S FINANCIAL DISCUSSION

     Residual interest income from Cornerstone certificates of $9,108 and $19,857 was recognized during the six months ended June 30, 1999 and June 30, 1998, respectively. No series were issued or repurchased during these periods.
     Expenses for the six months ended June 30, 1999 and June 30, 1998, were $1,472 and $3,036, respectively.
     The outstanding principal balance and remaining collateral value relating to series 1 and 3 issued by Cornerstone are $2,024,000 and $2,042,652 as of June 30, 1999. Series 2 was retired in the first quarter of 1999.
     In 1997, the Partnership began the process of identifying the software applications expected to be impacted by the Year 2000 system issue. The Partnership does not believe the costs of addressing these issues will have a material impact on the partnership's financial position or on its results of operations.

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

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended June 30, 1999.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                            (Registrant)


/s/  John C. Heisler                Chairman of the Board,
     --------------------------      Chief Financial Officer,
     John C. Heisler                 Chief Accounting Officer
                                     and Director                 July 21, 1999


/s/  Philip R. Schwab               President, Chief Executive
     --------------------------      Officer and Director         July 21, 1999
     Philip R. Schwab
