Form 10-Q
period 1999-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP INC
filed 1999-11-15
CIK 790524

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                       ---------------------

                             FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended  SEPTEMBER 30, 1999
                                         --------------------
                  Commission file number  33-4001
                                         ---------

                CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


         DELAWARE                                     43-1393535
-------------------------------------------------------------------------
         (State or other jurisdiction of              (IRS Employer
         incorporation or organization)               Identification No.)

         201 Progress Parkway
         Maryland Heights, Missouri                   63043
-------------------------------------------------------------------------
         (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code    (314) 515-2000
                                                   ----------------------

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, Novemeber 11, 1999:

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

              Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                       BALANCE SHEET

                                        (UNAUDITED)
                                                           September 30,           December 31,
                                                               1999                   1998
-----------------------------------------------------------------------------------------------

                                          ASSETS
                                          ------
CASH                                                        $  60,375               $  52,386
                                                            ---------               ---------

   TOTAL ASSETS                                             $  60,375               $  52,386
                                                            =========               =========

                            LIABILITIES AND STOCKHOLDER'S EQUITY
                            ------------------------------------
LIABILITIES:

PAYABLE TO EDWARD D. JONES & CO., L.P.                      $ 391,652               $ 423,577

ACCRUED EXPENSES                                                3,206                   3,206
                                                            ---------               ---------

   TOTAL LIABILITIES                                          394,858                 426,783
                                                            ---------               ---------


STOCKHOLDER'S EQUITY:

COMMON STOCK - $.01 par value, 1,000 shares
   authorized, issued and outstanding                              10                      10

PAID-IN-CAPITAL                                               300,490                 300,490

RETAINED DEFICIT                                             (634,983)               (674,897)
                                                            ---------               ---------

   TOTAL STOCKHOLDER'S EQUITY                                (334,483)               (374,397)
                                                            ---------               ---------

TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                                     $  60,375               $  52,386
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

                 Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                          CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                   STATEMENT OF OPERATIONS

                                         (UNAUDITED)
                                    Three Months Ended                 Nine Months Ended
                              September 30,     September 30,    September 30,     September 30,
                                  1999              1998             1999              1998
------------------------------------------------------------------------------------------------
REVENUES:

   Residual income               $    1            $    -          $ 41,386          $ 19,856
                                 ------            ------          --------          --------

EXPENSES:
   Professional fees                  -                 -             1,120             2,457
   Registration, filing and
     other fees                       -               652               352             1,231
                                 ------            ------          --------          --------
TOTAL EXPENSES                        -               652             1,472             3,688

 INCOME (LOSS) BEFORE INCOME
   TAXES                              1              (652)           39,914            16,168
                                 ------            ------          --------          --------

   PROVISION FOR (BENEFIT FROM)
     INCOME TAXES                     -                 -                 -                 -
                                 ------            ------          --------          --------

NET INCOME (LOSS)                     1              (652)         $ 39,914          $ 16,168
                                 ======            ======          ========          ========

------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                        CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                       STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                        (UNAUDITED)
                                        Nine Months Ended September 30, 1999 and 1998

                                 Common          Paid-In-         Retained
                                  Stock           Capital          Deficit            Total
----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997       $   10          $300,490         $(730,484)        $(429,984)

NET INCOME                            -                 -            16,168            16,168
                                 ------          --------         ---------         ---------

BALANCE, SEPTEMBER 30, 1998      $   10          $300,490         $(714,316)        $(413,816)
                                 ======          ========         =========         =========

BALANCE, DECEMBER 31, 1998       $   10          $300,490         $(674,897)        $(374,397)

NET INCOME                            -                 -            39,914            39,914
                                 ------          --------         ---------         ---------

BALANCE, SEPTEMBER 30, 1999      $   10          $300,490         $(634,983)        $(334,483)
                                 ======          ========         =========         =========

----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

              Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

                                    STATEMENT OF CASH FLOWS

                                         (UNAUDITED)
                                                                Nine Months Ended September 30,
                                                                     1999              1998
-----------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING
   ACTIVITIES:

Net income                                                         $ 39,914          $ 16,168
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Decrease in payable to
   Edward D. Jones & Co., L.P.                                      (31,925)          (15,874)
   Increase in receivable from trustee                                    -             3,660
   Decrease in Accrued Expenses                                           -              (294)
                                                                   --------          --------

   Net cash provided by operating activities                          7,989             3,660
                                                                   --------          --------

   Net increase in cash                                               7,989             3,660

CASH, beginning of period                                            52,386            48,726
                                                                   --------          --------

CASH, end of period                                                $ 60,375          $ 52,386
                                                                   ========          ========

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

     The results of operations for the three and nine months ended
September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

FUTURE OPERATIONS

     Cornerstone Mortgage Investment Group, Inc. (the "Company" or
"Cornerstone") was incorporated in the state of Delaware on January 9, 1986, as a wholly-owned, limited purpose subsidiary of Edward D. Jones &
Co., L.P. ("EDJ" or the "Partnership"), a Missouri limited partnership.
EDJ organized the Company and currently owns all the issued and outstanding capital stock of the Company.

     Cornerstone was organized for the limited purpose of issuing and selling secured mortgage bonds (the "Bonds"), which are collateralized by Government National Mortgage Association (GNMA), Federal Home Loan
Mortgage Corporation (FHLMC) and Federal National Mortgage Association
(FNMA) Certificates.

     Due to revisions of the Internal Revenue Code enacted, effective
January 1, 1987, Cornerstone no longer issues bonds. No series have been issued since October 30, 1987.




                Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


           CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.

               MANAGEMENT'S FINANCIAL DISCUSSION

     Residual interest income from Cornerstone certificates of $41,386 and $19,856 was recognized during the nine months ended September 30, 1999 and September 30, 1998, respectively. The majority of residual interest income is recorded in the second quarter. Residual interest income was $1 and $0 for the three months ended September 30, 1999 and September 30, 1998, respectively.

     Expenses for the nine months ended September 30, 1999 and September 30, 1998, were $1,472 and $3,688, respectively. Expenses for the three months ended September 30, 1999 and September 30, 1998, were $0 and $652, respectively. These expenses relate to professional, registration, filing and other fees.

     Series 1 and 3 were retired in the third quarter of 1999.  Series
2 was retired in the first quarter of 1999. There is no outstanding principal balance or remaining collateral value as of September 30, 1999. The Partnership plans to liquidate Cornerstone during fourth quarter 1999.

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

      (b) Reports on Form 8-K

      No reports were filed on Form 8-K for the quarter ended September
      30, 1999.





                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            CORNERSTONE MORTGAGE INVESTMENT GROUP, INC.
                            (Registrant)




/s/ John C. Heisler    Chairman of the Board,
    ------------------   Chief Financial Officer,
    John C. Heisler      Chief Accounting Officer
                         and Director               November 11, 1999





/s/ Philip R. Schwab   President, Chief Executive
    ------------------   Officer and Director       November 11, 1999
    Philip R. Schwab

